Form 10QSB
period 1995-06-30
DRCA MEDICAL CORP
filed 1995-08-14
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        ________________________________

(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1995

                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ________________TO_____________________


                          COMMISSION FILE NO. 1-10677


                           DRCA MEDICAL CORPORATION
         -------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                             76-0203483
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


               Three Riverway, Suite 1430, Houston, Texas  77056
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 439-7511
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
                      ----------------------------------
      (Former Name, Address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---       ---

As of June 30, 1995, 5,269,975 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES     NO  X
                                                                ---    ---

                            DRCA MEDICAL CORPORATION
                                     INDEX



                                                                         Page
                                                                          No.
                                                                         ----

PART I  FINANCIAL INFORMATION

        Item 1     Financial Statements

                   Consolidated Balance Sheets (June 30, 1995
                   and December 31, 1994)                                     1

                   Consolidated Statements of Operations for the
                   quarter and the six months ended June 30, 1995
                   and June 30, 1994                                          2

                   Consolidated Statements of Changes in
                   Stockholders' Equity for the six months
                   ended June 30, 1995 and June 30, 1994                      3

                   Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1995 and
                   June 30, 1994                                          4 - 5

                   Notes to Consolidated Financial Statements             6 - 7

        Item 2     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8 - 10



PART II OTHER INFORMATION

        Item 1 - 6                                                      11 - 13


SIGNATURES                                                                   14

                           DRCA MEDICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                         June 30, 1995   December 31, 1994
                                                          (Unaudited)        (Audited)
                                                         -------------   -----------------
     ASSETS
----------------
CURRENT ASSETS
 Cash and cash equivalents                                 $    88,887         $   813,942
 Accounts receivable, trade, net                             4,943,034           3,800,328
 Income taxes receivable                                             -              11,275
 Deferred income taxes                                         141,000             141,000
 Notes receivable, net                                         156,831              38,832
 Assets held for resale                                              -                   -
 Other current assets                                          440,682             120,157
                                                           -----------         -----------
   TOTAL CURRENT ASSETS                                      5,770,434           4,925,534
                                                           -----------         -----------

FIXED ASSETS
 Equipment (including equipment under capital leases)        5,396,849           5,345,894
 Leasehold improvements                                        437,676             436,624
 Furniture and fixtures                                        399,121             399,120
 Vehicles                                                      108,301             108,301
                                                           -----------         -----------
                                                             6,341,947           6,289,939
  Less accumulated depreciation                             (3,573,105)         (3,138,962)
                                                             2,768,842           3,150,977
                                                           -----------         -----------
OTHER ASSETS
 Deposits                                                       38,814              46,602
 Intangibles, net                                            1,021,209           1,138,257
                                                           -----------         -----------
                                                             1,060,023           1,184,859
                                                           -----------         -----------
   TOTAL ASSETS                                              9,599,299           9,261,370
                                                           ===========         ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                              786,799           1,068,939
 Accrued liabilities                                           405,919             344,278
 Income taxes payable                                          123,774                   -
 Current obligations under capital leases                      325,019             415,487
 Current portion of notes payable                            1,643,002             717,229
                                                           -----------         -----------
   TOTAL CURRENT LIABILITIES                                 3,284,513           2,545,933
                                                           -----------         -----------

LONG-TERM DEBT
 Notes payable                                               1,133,317           1,908,649
 Obligations under capital leases                              121,258             239,097
                                                           -----------         -----------
                                                             1,254,575           2,147,746
                                                           -----------         -----------
DEFERRED INCOME TAXES                                          158,000             158,000
                                                           -----------         -----------

MINORITY INTEREST                                               17,712              51,366
                                                           -----------         -----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized; 5,301,808 and 5,301,808 issued              5,302               5,302
 Additional paid-in capital                                  2,470,570           2,470,570
 Retained earnings                                           2,408,643           1,882,469
 Treasury shares, 15,833 and 15,833 shares                         (16)                (16)
                                                           -----------         -----------
  TOTAL STOCKHOLDERS' EQUITY                                 4,884,499           4,358,325
                                                           -----------         -----------
 COMMITMENTS AND CONTINGENCIES                                       -                   -
                                                           -----------         -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 9,599,299         $ 9,261,370
                                                           ===========         ===========

See notes to consolidated financial statements.

                           DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           Six Months Ended           Quarters Ended,
                                           ----------------           ---------------
                                        June 30,      June 30,      June 30,      June 30,
                                          1995          1994          1995          1994
                                      ------------  ------------  ------------  ------------

REVENUES                              $ 7,943,572   $ 6,473,032   $ 4,165,461   $ 3,393,108

DIRECT OPERATING COSTS                 (3,822,696)   (3,769,778)   (1,856,741)   (1,975,480)

AMOUNTS RETAINED BY MEDICAL GROUPS     (1,716,340)     (844,558)   (1,061,214)     (448,697)
                                      -----------   -----------   -----------   -----------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES             (1,127,321)   (1,179,726)     (569,206)     (669,385)
PROVISION FOR DOUBTFUL ACCOUNTS          (311,378)     (256,242)     (151,316)     (176,887)
                                       ----------    ----------    ----------   -----------

       Operating income                   965,837       422,728       526,984       122,659

GAIN ON SALE OF ASSETS                          -        36,634             -             -

INTEREST EXPENSE                         (152,257)     (145,469)      (78,274)      (81,738)
                                        ---------     ---------     ---------      --------

INCOME BEFORE MINORITY INTEREST
   AND INCOME TAXES                       813,580       313,893       448,710        40,921

MINORITY INTEREST                          33,654         1,127             -           519
                                        ---------     ---------     ---------      --------

INCOME (LOSS) BEFORE INCOME TAXES         847,234       315,020       448,710        41,440

(PROVISION FOR) BENEFIT FROM INCOME
   TAXES                                 (321,060)      (88,087)     (168,596)       15,873
                                        ---------     ---------     ---------      --------

NET INCOME (LOSS)                       $ 526,174     $ 226,933     $ 280,114      $ 57,313
                                        =========     =========     =========      ========

EARNINGS (LOSS) PER COMMON AND
   COMMON SHARE EQUIVALENT

  Primary                               $     .10     $     .04     $     .05      $    .01
                                        =========     =========     =========      ========

  Fully diluted                         $     .10     $     .04     $     .05      $    .01
                                        =========     =========     =========      ========



The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.


See notes to consolidated financial statements.

                           DRCA MEDICAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994





                            Common Stock        Additional
                         --------------------    Paid-In     Retained    Treasury
                          Shares      Amount     Capital     Earnings     Stock     Total
                         -------     --------   ---------    --------    -------   -------

Balance -
   December 31, 1993     5,301,808   $5,302     $2,470,570   $1,468,732  $    (16)  $3,944,588

For services rendered            -        -         (1,500)           -         -       (1,500)

Net income                       -        -        226,933                      -      226,933
                         ---------   ------     ----------   ----------  --------   ----------

Balance -
   June 30, 1994         5,301,808   $5,302     $2,469,070   $1,695,665  $    (16)  $4,170,021
                         =========   ======     ==========   ==========  ========   ==========

Balance -
   December 31, 1994     5,301,808   $5,302     $2,470,570   $1,882,469   $   (16)  $4,358,325

Net income                       -       -                      526,174         -      526,174
                         ---------   ------     ----------   ----------  --------   ----------

Balance -
   June 30, 1995         5,301,808   $5,302     $2,470,570   $2,408,643  $   (16)   $4,884,499
                         =========   ======     ==========   ==========  =======    ==========

See notes to consolidated financial statements.

                           DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994



                                                         June 30,    June 30,
                                                           1995        1994
                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $   526,174   $ 226,933
   Non cash adjustments:
       Depreciation and amortization                       434,143     440,132
       Amortization of intangibles                         117,048     117,048
       Minority interest in income                         (33,654)     (1,127)
       Gain on sale of assets                                    -     (36,634)
       Change in assets and liabilities, net of the
         effects of business acquisitions:
           Accounts receivable, trade, net              (1,142,706)   (734,581)
           Other current assets                           (320,525)   (108,490)
           Deposits                                          7,788        (645)
           Accounts payable and accrued
             liabilities                                  (220,499)    197,986
           Trade notes payable                                   -    (241,554)
           Income taxes payable                            123,774      62,088
           Income taxes receivable                          11,275     337,477
                                                        ----------   ---------

       Net cash provided (used) by operating
         activities                                       (497,182)    258,633
                                                        ----------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to assets held for resale                         -      (3,600)
  Purchase of fixed assets                                 (52,008)    (28,582)
  Net proceeds from sale of assets held for resale               -     237,387
                                                        ----------   ---------

       Net cash provided (used) by investing activities    (52,008)    205,205
                                                        ----------   ---------



See notes to consolidated financial statements.

                            DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                    June 30,     June 30,
                                                      1995         1994
                                                  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in borrowings on line of credit    $   351,577   $       -
  Proceeds from issuance of notes payable           1,413,049           -
  Payments on notes payable                        (1,614,188)   (325,759)
  Payments on capital lease obligations              (208,304)   (162,255)
  Distributions to limited partners                         -     (36,500)
  Collections on note receivable                      382,001      21,399
  Additions to notes receivable                      (500,000)    (27,335)
                                                  -----------   ---------

                Net cash provided (used) by
                  financing activities               (175,865)   (530,450)
                                                  -----------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (725,055)    (66,612)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        813,942     904,308
                                                  -----------   ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER       $    88,887   $ 837,696
                                                  ===========   =========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the year for:

       Interest                                   $   167,718   $ 167,916
                                                  ===========   =========
       Income taxes                               $   161,397   $  46,000
                                                  ===========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:


   Assets acquired through capital leases         $         -   $  75,465

                            DRCA MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1995

NOTE A  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE B  EARNINGS PER COMMON SHARE

   Primary and fully diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options and warrants during the three month and six month periods, as follows:

                                              THREE MONTHS ENDED
                                            ----------------------
                                             June 30,    June 30,
                                               1995        1994
                                            ----------  ----------
Primary
   Weighted average shares outstanding       5,269,975   5,269,975
   Net effect of dilutive stock options
    and warrants, based on the treasury
    stock method using average market
    price                                       67,414     104,912
                                            ----------  ----------
                                             5,337,389   5,374,887
                                            ==========  ==========
Net Income                                  $  280,114  $   57,313
                                            ==========  ==========
Earnings Per Share                          $      .05  $      .01
                                            ==========  ==========

Fully diluted
   Weighted average shares outstanding       5,269,975   5,269,975
   Net effect of dilutive stock
    options and warrants, based on
    the treasury stock method using
    the quarter end market price,
    if higher than average market
    price                                       67,414     104,912
                                            ----------  ----------
                                             5,337,389   5,374,887
                                            ==========  ==========
Net Income                                  $  280,114  $   57,313
                                            ==========  ==========
Earnings Per Share                          $      .05  $      .01
                                            ==========  ==========


                                                 SIX MONTHS ENDED
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
Primary
   Weighted average shares outstanding         5,269,975   5,269,975
   Net effect of dilutive stock options and
    warrants, based on the treasury stock
    method using average market price             44,449     104,912
                                              ----------  ----------
                                               5,314,424   5,374,887
                                              ==========  ==========
Net Income                                    $  526,174  $  226,933
                                              ==========  ==========
Earnings Per Share                            $      .10  $      .04
                                              ==========  ==========

Fully diluted
   Weighted average shares outstanding         5,269,975   5,269,975
   Net effect of dilutive stock options and
    warrants, based on the treasury stock
    method using the quarter end market
    price, if higher than average market
    price                                         60,126     104,912
                                              ----------  ----------
                                               5,330,101   5,374,887
                                              ==========  ==========
Net Income                                    $  526,174  $  226,933
                                              ==========  ==========
Earnings Per Share                            $      .10  $      .04
                                              ==========  ==========

                                     PART I
                             FINANCIAL INFORMATION



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


   RESULTS OF OPERATIONS:


   THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994.

   Revenues and direct costs.
   -------------------------
   Revenues and direct costs (including amounts retained by medical groups and the provision for doubtful accounts) increased by $772,353 and $468,207, respectively, in the second quarter of 1995 as compared to the same period in 1994. The Company's medical clinic facilities (including two orthopedic clinics added to the medical group in March, 1995) and mobile health testing units reported increased revenues over last year while revenues from other business units were flat or lower. Changes in revenues are generally attributable to changes in the number of patient visits. The increase in direct costs results primarily from the variable costs associated with changes in patient volume and the additional costs of the two orthopedic clinics. The Company attributes the improvement in the occupational medicine component of the business and the decrease in rehabilitation related revenues to general trends in the industry resulting from increased cost containment efforts and the effectiveness of injury prevention and risk management programs. Although the Company intends to retain the expertise and capabilities it has developed in its rehabilitation facilities, it is expected that the relative importance of rehabilitation programs will decrease as management of occupational medicine, orthopedic, and other medical practices related to the prevention, diagnosis, treatment and management of worker injuries emerges as the primary area for corporate growth.

   Selling, general and administrative expenses.
   --------------------------------------------
   Selling, general and administrative expenses decreased by $100,179. Expenses in 1995 decreased primarily because expenses incurred in 1994 included $113,000 associated with the settlement of two legal proceedings. Sales and marketing expenses increased by $44,935 as the Company has expanded its sales and marketing efforts. Other costs decreased by $32,114.

   Interest expense.
   ----------------
   Interest expense decreased by $3,464. This is due to reductions of outstanding principal balances on notes payable and capital leases.

   Minority interest.
   -----------------
   Minority interest in income decreased by $519. This is due to the winding down of all of the Company's partnership interests.

   SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994.

   Revenues and direct costs.
   -------------------------
   Revenues and direct costs (including amounts retained by medical groups and the provision for doubtful accounts) increased $1,470,540 and $979,830, respectively, in the first six months of 1995 as compared to the same period in 1994. The Company's medical clinic facilities (including two orthopedic clinics added to the medical group in March, 1995) and mobile health testing units reported increased revenues over last year while revenues from other business units were flat or lower. Changes in revenues are generally attributable to changes in the number of patients visits. The increase in direct costs results primarily from variable costs associated with the changes in patient volume, the additional costs of the two orthopedic clinics, and an increase in the provision for doubtful accounts. The Company attributes the improvement in the occupational medicine component of the business and the decrease in rehabilitation related revenues to general trends in the industry resulting from increased cost containment efforts and the effectiveness of injury prevention and risk management programs.
   Although the Company intends to retain the expertise and capabilities it has developed in its rehabilitation facilities, it is expected that the relative importance of rehabilitation programs will decrease as management of occupational medicine, orthopedic, and other medical practices related to the prevention, diagnosis, treatment, and management of worker injuries emerges as the primary area for corporate growth.

   Selling, general and administrative expenses.
   --------------------------------------------
   Selling, general and administrative expenses decreased by $52,405. Expenses in 1995 decreased primarily because expenses incurred in 1994 included $113,000 associated with the settlement of two legal proceedings. Sales and marketing expenses increased by $92,108 as the Company has expanded its sales and marketing efforts. Other costs decreased by $31,513.

   Interest expense.
   ----------------
   Interest expense increased by $6,788 due mainly to the increase in the prime interest rate which effects the Company's interest on the term notes and the revolving line of credit with its major lending bank.

   Minority interest.
   -----------------
   Minority interest in expenses increased by $32,527 reflecting the minority partners' interest in the final expenses of the partnership interests, as the partnerships are winding down.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   The Company's working capital at June 30, 1995 was $2,485,921 as compared to $2,379,601 at December 31, 1994, an increase of $106,320. This is mainly due to: 1) the Company's increase in revenue for the first six months of 1995 compared to 1994, which has increased net accounts receivable by $1,142,706;
   2) the reclassification of $351,577 outstanding on the Company's line of credit to a current liability as compared to its December 31, 1994 classification as a long-term liability because the Company's new line of credit expires on January 30, 1996; and 3) new short-term notes of $553,958 and $63,049 from the Company' major lending bank.

   The Company currently finances its business activities primarily through cash flow from operations, borrowing, and leasing transactions.

   On February 6, 1995, the Company signed and funded two credit facilities and paid off two smaller, matured facilities which were in place on December 31, 1994. The two new facilities include a $750,000 term loan and a one-year, $1,000,000 revolving line of credit. The $1,000,000 revolving line of credit expires January 30, 1996. It requires the payment of a 1% annual fee and borrowings under the line bear interest at prime + 1.25%. Advances under the line of credit are subject to a borrowing base formula, under which the Company presently has sufficient collateral to support more than a $1,000,000 balance. The $750,000 term loan is payable in 48 monthly installments of $19,061. Both facilities are subject to the terms and conditions of a loan agreement which includes normal financial ratio covenants and various other provisions. The combined facilities increase the Company's capital availability by approximately $500,000 as compared to that available on December 31, 1994. On May 11, 1995 the Company amended the loan agreement and borrowed an additional $600,000 to support the addition of an orthopedic practice to the primary medical group managed by the Company. Of the loan proceeds, $500,000 was used to provide liquidity for the orthopedic practice's accounts receivable and $100,000 was set aside for working capital. The $600,000 note is secured by the accounts receivable of the orthopedic practice and is payable in twelve installments of approximately $46,000. The note bears interest at prime + 1.25%. The facilities are secured by substantially all assets of the Company, its subsidiaries and the medical groups managed by the Company and are personally guaranteed by Jose
   E. Kauachi, the Company's Chairman of the Board of Directors, President and CEO and by Dr. and Mrs. William F. Donovan (Dr. Donovan is a Director of the Company). The Company believes these credit facilities and cash provided by operations will be sufficient to provide its working capital requirements for at least the next twelve months.

                                    PART II
                                   --------
                               OTHER INFORMATION


Item 1      Legal Proceedings

   The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.


Item 2      Changes in Securities

   This item is not applicable.


Item 3      Defaults upon Senior Securities

   See Item 2 of Part 1 of this Report.


Item 4      Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of stockholders was held on May 11, 1995. The following persons were elected to theCompany's Board of Directors to hold office for the ensuing year.

                                  For     Withheld
                               ---------  --------

   Jose E. Kauachi             4,585,839    33,674
   William F. Donovan, M.D.    4,591,839    27,674
   Victor M.Rivera, M.D.       4,586,238    33,275
   Juan R. Dickey, M.D.        4,592,839    26,674

 The results of the voting for ratification of Price Waterhouse to serve as the Company's independent accounts for the fiscal year ending December 31, 1995, were as follows:

            For: 4,602,423  Against:  8,515           Abstention:    8,575

Item 5      Other Information

   This item is not applicable.

Item 6 (a)  Exhibits and Exhibit Index

Exhibit No.  Exhibit Title                                            Filed As
-----------  ---------------------------------                  --------------

10.99        Management Services Agreement by and between
             DRCA Houston Clinics, Inc. and PhysiCare, L.L.P.
             dated effective March 1, 1995                         /1/Same

Exhibit No.  Exhibit Title                                            Filed As
-----------  ---------------------------------                  --------------

10.100       Equipment Lease Agreement by and between Northshore
             Orthopedics Assoc. and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /1/Same

10.101       Lease Agreement by and between William F.
             Donovan, M.D. and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /1/Same

10.102       Collection Services Agreement by and between
             DRCA Houston Clinics, Inc. and Northshore
             Orthopedics Assoc. dated effective March 1, 1995      /1/Same


10.103       Promissory Note for $500,000 by Northshore
             Orthopedics Assoc. and William F. Donovan, M.D.
             as Co-Makers and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /1/Same

10.104       Security Agreement between Northshore Orthopedics
             Assoc. and DRCA Houston Clinics, Inc. dated
             effective March 1, 1995                               /1/Same

10.105       Promissory Note for $1,000,000 by PhysiCare,
             L.L.P. and DRCA Houston Clinics, Inc. dated
             effective March 1, 1995                               /1/Same

10.106       Security Agreement between PhysiCare, L.L.P.
             and DRCA Houston Clinics, Inc. dated effective
             March 1, 1995                                         /1/Same

10.107       Master Transaction Agreement by and among
             the Company, DRCA Houston Clinics, Inc.,
             Occupational Medicine Associates of
             Houston, P.A., Northshore Orthopedics Assoc.,
             PhysiCare, L.L.P. and William F. Donovan, M.D.
             dated effective March 1, 1995                         /1/Same

10.108       Professional Services Agreement Medical
             Director between William F. Donovan, M.D.
             and the Company dated effective
             March 1, 1995                                         /1/Same

10.109       Promissory Note for $600,000 by the Company
             to First Interstate Bank of Texas, N.A.
             dated May 15, 1995                                    /1/Same

10.110 Amendment to Loan Agreement dated January 30, 1995 by and among the Company, Northshore Orthopedics
             Assoc., PhysiCare, L.L.P., and First Interstate

Exhibit No.  Exhibit Title                                            Filed As
-----------  ---------------------------------                  --------------

             Bank of Texas, N.A. dated effective May 15, 1995      /1/Same

10.111       Commercial Guarantee by PhysiCare, L.L.P. to
             First Interstate Bank of Texas, N.A. dated May 15,
             1995                                                  /1/Same

Item 6 (b)   Reports on Form 8-K

   This item is not applicable.

-----------------

/1/Filed herewith

                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



 DRCA MEDICAL CORPORATION
  (Registrant)



 Jose E. Kauachi                              Jefferson R. Casey
 ---------------------------------------      -------------------------------
 Jose E. Kauachi                              Jefferson R. Casey
 President, Chief Executive Officer           Senior Vice President, Treasurer
 and Chairman of the Board                    (Principal Financial & Accounting
                                              Officer), and Secretary



Date:  August 11, 1995