Form 10QSB
period 1995-09-30
DRCA MEDICAL CORP
filed 1995-11-14
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995

                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ________________TO_________________


                          COMMISSION FILE NO. 1-10677


                            DRCA MEDICAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                        76-0203483
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               Three Riverway, Suite 1430, Houston, Texas  77056
                    (Address of principal executive offices)

                                 (713) 439-7511
              (Registrant's telephone number, including area code)

                                      None
      (Former Name, Address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

As of September 30, 1995, 5,269,975 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES      NO  X
                                                                ---     ---

                            DRCA MEDICAL CORPORATION
                                     INDEX



                                                                                        Page
                                                                                         No.
                                                                                       ------
PART I  FINANCIAL INFORMATION

        Item 1   Financial Statements

                 Consolidated Balance Sheets (September 30, 1995
                 and December 31, 1994)                                                     1

                 Consolidated Statements of Operations for the
                 quarter and the nine months ended September 30, 1995
                 and September 30, 1994                                                     2

                 Consolidated Statements of Changes in
                 Stockholders' Equity for the nine months
                 ended September 30, 1995 and September 30, 1994                            3

                 Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1995 and
                 September 30, 1994                                                     4 - 5

                 Notes to Consolidated Financial Statements                             6 - 7

        Item 2   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         8 - 10


PART II OTHER INFORMATION

        Item 1 - 6                                                                         11

SIGNATURES                                                                                 12

                           DRCA MEDICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                         September 30, 1995   December 31, 1994
                                                             (Unaudited)          (Audited)
                                                         -------------------  ------------------

     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                      $    29,911         $   813,942
 Accounts receivable, trade, net                                  5,461,268           3,800,328
 Income taxes receivable                                             53,976              11,275
 Deferred income taxes                                              141,000             141,000
 Notes receivable, net                                                    -              38,832
 Other current assets                                               353,427             120,157
                                                                -----------         -----------
   TOTAL CURRENT ASSETS                                           6,039,582           4,925,534
                                                                -----------         -----------

FIXED ASSETS
 Equipment (including equipment under capital leases)             5,400,841           5,345,894
 Leasehold improvements                                             437,676             436,624
 Furniture and fixtures                                             399,121             399,120
 Vehicles                                                           108,301             108,301
                                                                -----------         -----------
                                                                  6,345,939           6,289,939
  Less accumulated depreciation                                  (3,790,175)         (3,138,962)
                                                                -----------         -----------
                                                                  2,555,764           3,150,977
                                                                -----------         -----------
OTHER ASSETS
 Deposits                                                            38,814              46,602
 Intangibles, net                                                   962,684           1,138,257
                                                                -----------         -----------
                                                                  1,001,498           1,184,859
                                                                -----------         -----------
   TOTAL ASSETS                                                   9,596,844           9,261,370
                                                                ===========         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                   705,632           1,068,939
 Accrued liabilities                                                669,841             344,278
 Income taxes payable                                                     -                   -
 Current obligations under capital leases                           230,797             415,487
 Current portion of notes payable                                 1,168,630             717,229
                                                                -----------         -----------
   TOTAL CURRENT LIABILITIES                                      2,774,900           2,545,933
                                                                -----------         -----------

LONG-TERM DEBT
 Notes payable                                                    1,516,423           1,908,649
 Obligations under capital leases                                   112,792             239,097
                                                                -----------         -----------
                                                                  1,629,215           2,147,746
                                                                -----------         -----------
DEFERRED INCOME TAXES                                               158,000             158,000
                                                                -----------         -----------

MINORITY INTEREST                                                         -              51,366
                                                                -----------         -----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized and issued; 5,301,808                             5,302               5,302
 Additional paid-in capital                                       2,460,570           2,470,570
 Retained earnings                                                2,568,873           1,882,469
 Treasury shares, 15,833 and 18,500 shares                              (16)                (16)
                                                                -----------         -----------
  TOTAL STOCKHOLDERS' EQUITY                                      5,034,729           4,358,325
                                                                -----------         -----------
 COMMITMENTS AND CONTINGENCIES                                            -                   -
                                                                -----------         -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 9,596,844         $ 9,261,370
                                                                ===========         ===========

See notes to consolidated financial statements.

                            DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                           Nine Months Ended                Quarters Ended
                                      ------------------------------  ------------------------------
                                      September 30,   September 30,   September 30,   September 30,
                                           1995            1994            1995            1994
                                      --------------  --------------  --------------  --------------

REVENUES                                $12,404,180     $10,016,774     $ 4,460,608     $ 3,543,742

DIRECT OPERATING COSTS                   (5,519,622)     (5,790,006)     (1,696,926)     (2,020,228)

AMOUNTS RETAINED BY MEDICAL GROUPS       (3,543,757)     (1,316,410)     (1,827,417)       (471,852)
                                        -----------     -----------     -----------     -----------

                                          3,340,801       2,910,358         936,265       1,051,662

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                (1,706,053)     (1,876,631)       (578,732)       (696,905)

PROVISION FOR DOUBTFUL ACCOUNTS            (326,762)       (423,229)        (15,384)       (166,987)



    Operating income (loss)               1,307,986         610,498         342,149         187,770

GAIN ON SALE OF ASSETS                            -          36,634               -               -

INTEREST EXPENSE                           (227,633)       (222,390)        (75,376)        (76,921)
                                        -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND INCOME TAXES               1,080,353         424,742         266,773         110,849

MINORITY INTEREST                            33,654           2,004               -             877
                                        -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES         1,114,007         426,746         266,773         111,726

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             (427,603)       (129,782)       (106,543)        (41,695)
                                        -----------     -----------     -----------     -----------

NET INCOME (LOSS)                       $   686,404     $   296,964     $   160,230     $    70,031
                                        ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER COMMON AND
  COMMON SHARE EQUIVALENT

  Primary                                      $.13            $.06            $.03            $.01
                                        ===========     ===========     ===========     ===========

  Fully diluted                                $.13            $.06            $.03            $.01
                                        ===========     ===========     ===========     ===========

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

                            DRCA MEDICAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994





                             Common Stock       Additional
                         --------------------    Paid-In     Retained    Treasury
                          Shares     Amount      Capital     Earnings      Stock     Total
                         --------   --------    --------     --------    --------    ------


Balance -
   December 31, 1993     5,301,808   $5,302     $2,470,570   $1,468,732   $(16)      $3,944,588

For services rendered            -        -         (1,500)           -      -           (1,500)

Net income                       -        -                     296,964      -          296,964
                         ---------  -------     ----------   ----------   -----      ----------

Balance -
   September 30, 1994    5,301,808  $ 5,302     $2,469,070   $1,765,696   $(16)      $4,240,052
                        ==========  =======     ==========   ==========   =====      ==========

Balance -
   December 31, 1994     5,301,808  $ 5,302     $2,470,570   $1,882,469   $(16)      $4,358,325

For Services Rendered            -        -        (10,000)           -      -          (10,000)

Net Income                       -        -              -      686,404      -          686,404
                         ---------  -------     ----------   ----------   -----      ----------

Balance -

   September 30, 1995    5,301,808   $5,302     $2,460,570   $2,568,873   $(16)      $5,034,729
                         =========   ======     ==========   ==========   ====       ==========


See notes to consolidated financial statements.

                            DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                 September 30,   September 30,
                                                                     1995           1994
                                                                 -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                              $   686,404   $ 296,964
          Non cash adjustments:
              Depreciation and amortization                           651,213     662,606
              Amortization of intangibles                             175,573     175,571
              Minority interest in income                             (33,654)     (2,003)
              Change in assets and liabilities, net of the
                effects of business acquisitions:
                  Accounts receivable, trade, net                  (1,660,940)   (961,344)
                  Other current assets                               (233,270)    (80,423)
                  Deposits                                              7,788        (827)
                  Accounts payable and accrued
                    liabilities                                       (47,744)     11,348
                  Income taxes payable                                      -      20,784
                  Income taxes receivable                             (42,701)    337,477
                  Trade notes payable                                       -    (330,104)
                                                                  -----------   ---------

              Net cash provided (used) by operating activities       (497,331)    130,049
                                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of fixed assets                                    (55,999)    (26,305)
          Net proceeds from sale of assets held for resale                  -     197,154
                                                                  -----------   ---------

              Net cash provided (used) by investing activities        (55,999)    170,849
                                                                  -----------   ---------


See notes to consolidated financial statements.

                            DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                          September 30,   September 30,
                                                               1995            1994
                                                          --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in borrowings on line of credit          501,577       $       -
          Proceeds from issuance of notes payable             1,451,353               -
          Payments on notes payable                          (1,893,756)       (396,300)
          Payments on capital lease obligations                (310,995)       (252,024)
          Distributions to limited partners                     (17,712)        (36,500)
          Issuance of notes receivable                         (500,000)        (27,335)
          Collections on notes receivable                       538,832          32,693
                                                            -----------       ---------

                       Net cash provided (used) by
                         financing activities                  (230,701)       (679,466)
                                                            -----------       ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (784,031)       (378,568)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                             813,942         904,308
                                                            -----------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                         $    29,911       $ 525,740
                                                            ===========       =========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
     Cash paid during the year for:
      Interest                                                $ 243,457       $ 248,114
                                                              =========       =========
      Income taxes                                            $ 405,000       $ 129,000
                                                              =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:


     Assets acquired in capital lease transactions                               75,465


                            DRCA MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1995

NOTE A  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE B  EARNINGS PER COMMON SHARE

   Primary and fully diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options and warrants during the three month and nine month periods, as follows:

                                                 THREE MONTHS ENDED
                                             --------------------------
                                             September 30  September 30
                                                 1995          1994
                                             ------------  ------------
Primary
 Weighted average shares outstanding            5,269,975     5,269,975
 Net effect of dilutive stock options and
  warrants, based on the treasury stock
  method using average market price               142,421       107,400
                                               ----------    ----------
                                                5,412,396     5,377,375
                                               ==========    ==========
Net Income                                     $  160,230    $   70,031
                                               ==========    ==========
Earnings Per Share                             $      .03    $      .01
                                               ==========    ==========

Fully diluted
 Weighted average shares outstanding            5,269,975     5,269,975
 Net effect of dilutive stock
  options and warrants, based on
  the treasury stock method using
  the quarter end market price,
  if higher than average market
  price                                           142,421       107,400
                                               ----------    ----------
                                                5,412,396     5,377,375
                                               ==========    ==========
Net Income                                     $  160,230    $   70,031
                                               ==========    ==========
Earnings Per Share                             $      .03    $      .01
                                               ==========    ==========


NOTE B       EARNINGS PER COMMON SHARE (continued)

                                                    NINE MONTHS ENDED
                                                --------------------------
                                                September 30  September 30
                                                    1995          1994
                                                ------------  ------------
Primary
 Weighted average shares outstanding               5,269,975     5,269,975
 Net effect of dilutive stock options and
  warrants, based on the treasury stock
  method using average market price                   87,276       124,736
                                                  ----------    ----------
                                                   5,357,251     5,394,711
                                                  ==========    ==========
Net Income                                        $  686,404    $  296,964
                                                  ==========    ==========
Earnings Per Share                                $      .13    $      .06
                                                  ==========    ==========

Fully diluted
 Weighted average shares outstanding               5,269,975     5,269,975
 Net effect of dilutive stock options and
  warrants, based on the treasury stock
  method using the quarter end market price,
  if higher than average market price                175,367       124,736
                                                  ----------    ----------
                                                   5,445,342     5,394,711
                                                  ==========    ==========
Net Income                                        $  686,404    $  296,964
                                                  ==========    ==========
Earnings Per Share                                $      .13    $      .06
                                                  ==========    ==========


                                     PART I
                             FINANCIAL INFORMATION



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:


THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994.


Revenues and direct costs.

Revenues and direct costs (including amounts retained by medical groups, $511,221 and $93,688 of which are attributable to provisions for doubtful accounts in 1995 and 1994, respectively, and the provision for doubtful accounts for non-medical group billings) increased by $916,866 and $880,660, respectively, in the third quarter of 1995 as compared to the same period in 1994. The Company's medical clinic facilities (including two orthopedic clinics added to the medical group in March, 1995), mobile health testing units, and Houston MRI facility reported increased revenues over last year while revenues from other business units were flat or lower. Changes in revenues are generally attributable to changes in the number of patient visits. The increase in direct costs results primarily from the variable costs associated with changes in patient volume, the additional costs of the two orthopedic clinics and an increase in the provision for doubtful accounts reported as a component of the amounts retained by medical groups, the effect of which was partially offset by a reduction in the provision for doubtful accounts on non-medical group billings. The Company attributes the improvement in the occupational medicine component of the business and the decrease in rehabilitation related revenues to general trends in the industry resulting from increased cost containment efforts and the effectiveness of injury prevention and risk management programs. Although the Company intends to retain the expertise and capabilities it has developed in its rehabilitation facilities, it is expected that the relative importance of rehabilitation programs will decrease as management of occupational medicine, orthopedic, and other medical practices related to the prevention, diagnosis, treatment and management of worker injuries emerges as the primary area for corporate growth.

Selling, general and administrative expenses.

Selling, general and administrative expenses decreased by $118,173. Expenses in 1995 decreased primarily because expenses incurred in 1994 included $109,000 associated with the settlement of two legal proceedings. Other costs decreased by $9,173.

Interest expense.

Interest expense decreased by $1,545. This is due to reductions of outstanding principal balances on notes payable and capital leases.

Minority interest.

Minority interest in income decreased by $877. This is due to the winding down of all of the Company's partnership interests.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994.

Revenues and direct costs.

Revenues and direct costs (including amounts retained by medical groups, $801,238 and $141,173 of which are attributable to the provision for doubtful accounts in 1995 and 1994, respectively, and the provision for doubtful accounts for non-medical group billings) increased $2,387,406 and $1,860,496, respectively, in the first nine months of 1995 as compared to the same period in 1994. The Company's medical clinic facilities (including two orthopedic clinics added to the medical group in March, 1995), mobile health testing units, and Houston MRI facility reported increased revenues over last year while revenues from other business units were flat or lower. Changes in revenues are generally attributable to changes in the number of patients visits. The increase in direct costs results primarily from variable costs associated with the changes in patient volume, the additional costs of the two orthopedic clinics, and an increase in the provision for doubtful accounts reported as a component of the amounts retained by medical groups, the effect of which was partially offset by a reduction in the provision for doubtful accounts on non-medical group billings. The Company attributes the improvement in the occupational medicine component of the business and the decrease in rehabilitation related revenues to general trends in the industry resulting from increased cost containment efforts and the effectiveness of injury prevention and risk management programs. Although the Company intends to retain the expertise and capabilities it has developed in its rehabilitation facilities, it is expected that the relative importance of rehabilitation programs will decrease as management of occupational medicine, orthopedic, and other medical practices related to the prevention, diagnosis, treatment and management of worker injuries emerges as the primary area for corporate growth.

Selling, general and administrative expenses.

The Company's selling, general and administrative expenses decreased by $170,578. Expenses in 1995 decreased primarily because expenses incurred in 1994 included $222,000 associated with the settlement of two legal proceedings.
Legal and accounting expenses increased by $54,000 due to business development activity. Other expenses decreased by $2,578.

Interest expense.

Interest expense increased by $5,243 due mainly to the increase in the prime interest rate which affects the Company's interest on the term notes and the revolving line of credit with its major lending bank.

Minority interest.

Minority interest in expenses increased by $31,650, reflecting the minority partners' interest in the final expenses of the partnerships.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1995 was $3,264,682 as compared
to $2,379,601 at December 31, 1994, an improvement of $885,081.   This is mainly
due to: 1) the Company's increase in revenue for the first nine months of 1995 as compared to 1994, which has increased net accounts receivable by $1,660,940;
2) the reclassification of $501,577 outstanding on the Company's line of credit to a current liability as compared to its December 31, 1994 classification as a long-term liability because the Company's line of credit expires on January 30, 1996; and 3) new short-term notes of $406,889 and $63,050 from the Company's major lending bank.

The Company currently finances its business activities primarily through cash flows from operations, borrowing and leasing transactions.

On February 6, 1995, the Company signed and funded two credit facilities and paid off two smaller, matured facilities which were in place on December 31, 1994. The two new facilities include a $750,000 term loan and a one-year, $1,000,000 revolving line of credit. The $1,000,000 revolving line of credit expires January 30, 1996. It requires the payment of a 1% annual fee and borrowings under the line bear interest at prime + 1.25%. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient collateral value to support more than a $1,000,000 balance. The $750,000 term loan is payable in 48 monthly installments of $19,061. Both facilities are subject to the terms and conditions of a loan agreement which includes normal financial ratio covenants and various other provisions. The combined facilities increase the Company's capital availability by approximately $500,000 as compared to that available on December 31, 1994.
On May 11, 1995 the Company amended the loan agreement and borrowed an additional $600,000 to support the addition of an orthopedic practice to the primary medical group managed by the Company. Of the loan proceeds, $500,000 was used to provide liquidity for the orthopedic practice's accounts receivable and $100,000 was set aside for working capital. The $600,000 note is secured by the accounts receivable of the orthopedic practice and is payable in twelve installments of approximately $52,874. The note bears interest at prime + 1.25%. The facilities are secured by substantially all assets of the Company, its subsidiaries and the medical groups managed by the Company and are personally guaranteed by Jose E. Kauachi, the Company's Chairman of the Board of Directors, President and CEO and by Dr. and Mrs. William F. Donovan (Dr. Donovan is a Director of the Company). The Company believes these credit facilities and cash provided by operations will be sufficient to provide its working capital requirements for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

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


Item 3    Defaults upon Senior Securities

      See Item 2 of Part 1 of this Report.


Item 4    Submission of Matters to a Vote of Security Holders

      This item is not applicable.


Item 5    Other Information

      This item is not applicable.


Item 6   Exhibits and Reports on Form 8-K

      This item is not applicable.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



DRCA MEDICAL CORPORATION
 (Registrant)



Jose E. Kauachi                              Jefferson R. Casey
---------------------------------------      ----------------------------------
Jose E. Kauachi                              Jefferson R. Casey
President, Chief Executive Officer,          Senior Vice President, Treasurer
and Chairman of the Board                    (Principal Financial & Accounting
                                             Officer), and Secretary



Date:  November 14, 1995