Form 10KSB
period 1995-12-31
DRCA MEDICAL CORP
filed 1996-03-29
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------
                                  FORM 10-KSB



(Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

                                       OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the Transition period from _______________ to ______________

                        Commission file number 1-10677

                            DRCA Medical Corporation
                            ------------------------
       (Exact name of small business issuer as specified in its charter)

            Texas                                      76-0203483
---------------------------------          --------------------------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)


                 3 Riverway, Suite 1430, Houston, Texas  77056
                 ---------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (713) 439-7511
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange
            Title of each class                  on which registered
           ---------------------                -----------------------
                Common Stock                    American Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act:  None

          Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [   ]

          Net revenues of the issuer for the fiscal year ended December 31, 1995 were $15,539,355.

          The aggregate market value of Common Stock held by non-affiliates of the issuer as of March 15, 1996, computed by reference to the closing price at which the stock was sold, was $13,398,081.

          As of March 15, 1996, 5,285,975 shares of Common Stock were outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]



          The Exhibit Index is located on pages ________ - ________.

                                     PART I

Item 1.  Description of Business

                                    GENERAL

DESCRIPTION OF COMPANY

DRCA Medical Corporation is a Texas corporation which was formed on April 1, 1990 as a successor corporation ("DRCA" or the "Company"). The Company has organized its operations through wholly and majority-owned subsidiaries and affiliates controlled through contract and otherwise.


DESCRIPTION OF SERVICES

DRCA is a Physician Practice Management ("PPM") company specializing in orthopedics, orthopedics-related and occupational medicine patient services, including the managed occupational health care program developed by DRCA and marketed on behalf of the medical practices it manages. DRCA's business strategy is to manage medical practices which serve industry's need for cost effective occupational health cost management through the provision of a broad continuum of health care services in selected geographic markets. The Company currently operates a mixture of fixed and mobile, orthopedic, occupational medicine, diagnostic, rehabilitation, and work hardening centers under management contract arrangements. These operations provide a broad range of orthopedic and occupational health care services to prevent, diagnose, treat and rehabilitate on-the-job and other injuries and illnesses. These services are designed to provide a cost advantage over traditional hospital and workers' compensation treatment methods through lower total health care expenditures and fewer lost work days.

The Company currently operates a total of three orthopedic clinics, three work hardening clinics, eight physical/occupational therapy centers, two magnetic resonance imaging centers, eight occupational and urgent care medicine clinics, seven mobile testing units and one chronic pain treatment center in Houston, Texas, and Little Rock and North Little Rock, Arkansas.

The Company's programs include ergonomic and preventative health consulting, screening, health status monitoring, diagnostic, treatment, and rehabilitation. These programs provide employers the necessary tools to minimize on-the-job injuries through ergonomic consulting, work station design, job task analysis, injury prevention and pre-placement health and physical capacity screening.
They also assist employer clients to comply with the requirements of the Americans With Disabilities Act ("ADA"), the Occupational Health and Safety Administration ("OSHA"), and the Department of Transportation ("DOT"). Services include individually structured diagnostic, treatment and rehabilitation programs for patients experiencing disabilities due to a variety of physical or orthopedic problems principally related to musculoskeletal disorders common to on-the-job injuries. These programs are designed to speed recovery and return the patient to employment at the earliest date possible, thus providing cost savings to both employers and insurance companies over traditional health care services. Services are provided to employers which are both subscribers and non-subscribers to workers' compensation insurance. The Company's facilities also accept patients who are members of preferred provider or managed care organizations. Additionally, revenues are also derived by the medical groups from services to personal injury patients and, to a small extent, from patients covered under Medicare.

The three work hardening clinics are located in Houston, Texas. These clinics take a multi-disciplinary approach to work hardening and rehabilitation by employing physical therapists, occupational therapists, psychologists, vocational counselors, psychosocial facilitators, exercise physiologists and nutritionists to treat the full range of patient needs. Work hardening is an individual, work-oriented treatment process involving the patient in simulated or actual work tasks designed to progressively increase physical tolerance, stamina, endurance and productivity with the objective of improving employability and returning the patient to employment at the earliest date. The work hardening program addresses the physical, psychological and social condition of the injured worker and his ability to work. This approach targets industry's need for injury prevention and injury rehabilitation. A typical clinic program consists of up to eight hours per day, five days per week for a period of up to eight weeks of treatment. A transition program of one to two weeks may also be utilized for individuals who require physical reconditioning before entering the work hardening program.

The eight physical/occupational therapy centers employ professionally trained staffs which render rehabilitative services based on standardized treatment modalities. These centers provide comprehensive therapy services designed to restore the physical well-being of the patient, including both physical and occupational therapy. The Company has broadened the scope of services available in some of the physical/occupational therapy centers to include computerized pre-employment and physical capacity evaluations. In addition to orthopedic cases, medically stable neurologic, geriatric and psychiatric patients have been treated. By selectively broadening the scope of the services offered at its managed clinics, the Company's managed occupational health care program is able to offer a more comprehensive package.

The Company has contracted with a hospital chain to operate the physical and occupational therapy departments on two hospital campuses. In addition, DRCA provides the physical therapy and occupational therapy components of the hospitals' skilled nursing facility and its geriatric psychology unit.

DRCA operates two magnetic resonance imaging centers, one in Houston, Texas and one in Little Rock, Arkansas. The Houston unit commenced operations in September, 1990 and is presently operated under the terms of the management contract with the Houston medical group. The Little Rock center opened in March, 1993 and is operated by a subsidiary of DRCA. These units provide magnetic resonance imaging studies primarily to orthopedists and neurologists for use in diagnosis and planning of surgery or other treatment. A significant portion of the Houston unit's revenues are derived from patient referrals from orthopedic specialists who treat personal injury patients.

DRCA acquired a network of four occupational/urgent care clinics in Little Rock and North Little Rock, Arkansas in January 1992. These clinics specialize in occupational, general and family medicine. Two of the physical therapy centers managed by DRCA are located inside two of these occupational/urgent care clinics located in Little Rock and North Little Rock.

DRCA opened an occupational medicine clinic in Houston, Texas, in November, 1992, and acquired the assets of a Houston based network of three occupational medicine clinics and six mobile health testing units in January, 1993. It also acquired the occupational and industrial medicine component of a medical practice and physical therapy clinic in northwest Houston in July, 1993.

In July, 1993, DRCA opened a chronic pain treatment center. This center, which is now a part of the Houston medical group, offers psychological, cognitive, physical conditioning and rehabilitation and vocational services to chronic pain patients. Treatment at this facility may be appropriate for patients who are unable to participate in work hardening due to their pain, and as such, represents another critical link in the Company's comprehensive program.

In March 1995, DRCA reorganized its Houston operations whereby substantially all medical and ancillary services are provided by a medical group practice affiliated with the Company. In connection with this reorganization, DRCA entered into a long term management services agreement with a newly formed medical group in Houston, Texas. At its inception, this group included the Houston-based non-medical, ancillary and rehabilitation services previously provided directly by DRCA, the occupational medicine component of the managed occupational health care program previously provided by a professional medical association under management contract with DRCA, and two orthopedic clinic locations. In this regard, the Company assisted in the formation of this professional limited liability partnership ("PLLP") and all regional medical and ancillary services in Houston have been consolidated within the PLLP. This structure is designed to streamline the Company's billing and collection procedures as well as provide a vehicle through which to contract all services with managed care payors. It is the intention of the Company and its affiliated medical groups to comply with federal and state laws which prohibit the corporate practice of medicine, referrals by physicians to certain ancillary services in which the physician has a financial interest, and kick backs (or payments to physicians for patient referrals). The new legal structure was designed to address these prohibitions.

Also in March 1995, William F. Donovan, M.D., an orthopedic surgeon and a Director and shareholder, became affiliated with the group through Northshore Orthopedics Assoc., a professional medical entity owned by Dr. Donovan. Since March 1995, Dr. Donovan has effectively practiced full time orthopedic medicine services through the group under an arrangement where Dr. Donovan receives a base salary and a bonus based on cash collections.

An orthopedic surgeon who specializes in spinal reconstruction contracted to join the new medical group in November, 1995.

With the addition of these physicians and facilities in 1995, the Company is able to provide a more comprehensive managed care solution to reducing workers' compensation expense and industrial health care costs while also setting the stage to expand the business through the consolidation of orthopedic and related medical practices. DRCA's near term growth strategy includes continuation of its vertical integration strategy through physician practice management programs in orthopedics and orthopedics-related medical specialties in conjunction with its managed occupational healthcare program, expansion of services at existing and acquired locations, and the continued development in targeted geographical markets of a broad base of referral sources among physicians, employers, and payors.

DRCA's long term plans are to expand its operations based upon the consolidation of orthopedic practices and related medical specialities and upon the continuing development of a managed care, cost containment program for industrial health and workers' compensation costs in selected geographic markets. The Company plans to grow through expansion of its physician practice management programs into orthopedics-related medical specialties and through the acquisition or start up of occupational medicine clinics and the subsequent addition of its diagnostic, rehabilitation and managed care services. Orthopedic practices are uniquely positioned to provide patient referrals to the ancillary services on which DRCA was founded and which are now included in the affiliated group practice managed by DRCA. The managed occupational health care programs and industrial medicine relationships which DRCA has developed are sources of patient referrals to orthopedic practices. These synergistic relationships provide the platform for DRCA's long term expansion plans.

DRCA expects to pursue its expansion program by consolidating orthopedic practices in both new and existing geographic markets. Because of its significant experience in orthopedics-related medical services, DRCA believes it holds a competitive advantage in negotiating for the consolidation of these practices. The Company expects to increase the scope of an orthopedic practice by implementing rehabilitation, diagnostic imaging, and pain treatment programs based upon the profile and volume of the group's existing patient base. In markets where DRCA already operates its managed occupational health care program, orthopedic practices should benefit from the patient referrals the program generates. New geographic markets which are opened through orthopedic expansion afford DRCA the opportunity to expand the managed occupational health care program if employer demographics indicate it is appropriate to do so. Targeted geographic areas for expansion will be those with well established, reputable orthopedic or related medical specialty practices with which the Company could affiliate through acquisition of their non-medical assets and entering into long-term management services agreements with the practices. Targeted areas should, ideally, also possess a high incidence of workers' compensation claims, favorable workers' compensation reimbursement rates, available qualified professionals to staff the facilities and other favorable demographic factors such as population density and projected growth rate, although expansion through orthopedic consolidation is not limited to only such areas.

The Company also intends to selectively expand its network through the establishment of joint ventures, strategic alliances and management contracts with major health care service providers, workers' compensation insurance carriers, and strategically appropriate merger candidates.


WORKERS' COMPENSATION OVERVIEW

State mandated and regulated workers' compensation programs require that employers assume responsibility for medical services, lost wages and other costs resulting from occupational injuries and illnesses. Workers' compensation programs are intended to provide medical benefits to injured workers regardless of relative fault. In most states, costs incurred by employers are insured through state-sponsored funds, private carriers, or self-insurance.

Texas is one of three states (along with New Jersey and South Carolina) in which participation in a state-approved workers' compensation program is not mandatory. In practice, however, the great majority of employers do provide workers' compensation coverage to their employees because of the risks associated with potential lawsuits from injured employees.

Workers' compensation costs are comprised of two components - medical costs and disability costs. Generally the workers' compensation mandate requires that an on-the-job injury be treated at no cost to the injured employee and that the injured employee receive compensation while disabled to partially offset lost wages. Historically, both components of workers' compensation costs have been abused as a result of little, if any, oversight regarding the amount, type or duration of medical treatment of on-the-job injuries. Therefore, both the cost of medical services and the length of disability payments contributed to the cost increases experienced for the past several years. These costs are estimated by various sources to have exceeded $70 billion in 1992. Such costs totaled only $6 billion in 1972 and, as they are projected to increase by 13% to 15% per year, may reach $150 billion per year by the end of the decade. Rapidly increasing costs have made managed care methodologies, such as those developed by DRCA, increasingly attractive. At present, management estimates that no more than approximately 25% of injured workers are covered by managed care programs.

Approximately forty percent of current costs, or $28 billion, was paid for medical expenses, and such expenditures are projected by industry sources to approach 50% of total costs within five years. Managed care and cost containment methodologies have been tested in the workers' compensation environment and have yielded health care cost savings of 25% to 40%, a potential savings of at least $7 billion. A two-year study undertaken by the Florida Department of Insurance, completed in 1993, concluded that a managed care approach to workers' compensation claims resulted in a 38.5% reduction of total claim costs.

Disability payments accounted for 60%, or $42 billion, of workers' compensation costs in 1992. Accordingly, managed care's emphasis on quickly returning injured employees to work could yield potentially significant disability cost savings. For cases severe enough to require work hardening treatment, DRCA's WorkWell centers historically have a 92% rate of case closure and an 85% return-to-work rate after only 4.1 weeks of treatment, which is significantly better than the industry average of approximately a 60% return-to-work rate after as much as eight weeks of therapy.

Current state workers' compensation systems reform initiatives are focusing on cost containment through implementation of managed care methodologies. It is generally anticipated that the implementation of these initiatives will result in increased patient flow and improved reimbursement for primary and preventative care providers such as these managed by DRCA.

According to industry sources cited in REHAB Management, for every workers' compensation premium dollar collected, insurers on average pay out $1.18 in claim costs. This funding deficit has caused many insurers to consider leaving states that do not adequately fund or have made no effort to reform their respective systems. Because rate increases are politically unpopular, state lawmakers have proven reluctant to increase rates. According to the Workers Compensation Research Institute, state workers' compensation system reforms under consideration include many of the following options: (i) requirements that employees seek medical care from state-regulated managed care networks; (ii) utilization review; (iii) payment reforms; (iv) flexible deductible options, allowing the employers a greater voice in managing worker injury costs; (v) greater reliance on the judgment of the treating physician in the settlement of disputes rather than reliance on outside experts; and (vi) the concept of 24-hour coverage, in which both the employee's and employer's costs and incentives are similar regardless of whether the claim is associated with workers' compensation or group health insurance. As outlined in President Clinton's health reform plan presented to Congress in September 1993, the future of all payments to providers, whether for workers' compensation or group health insurance, will likely be in the form of monthly capitation payments. This prepaid model offers the greatest opportunity to reverse the current incentive structure that exists for providers to increase the volume of services; however, no recent action on healthcare reform has taken place.

In May 1993, Minnesota became the first state to implement a managed care approach to the management of workers' compensation medical costs by (i) allowing employers to require that injured workers seek care from a managed care network; (ii) authorizing the use of medical management and utilization review techniques; and (iii) imposing a new fee schedule to cut payments for medical services by 15% overall. According to the Workers Compensation Research Institute, 21 states now limit a worker's initial choice of medical provider, 14 states encourage the use of utilization-management techniques to ensure that only necessary services are rendered, and 27 states have imposed fee schedules that set maximum reimbursement rates for providers.

Prior to this legislation, Minnesota had attempted to manage workers' compensation costs with a fee schedule alone. A 1990 state study found that providers, on average, charged twice as much to treat workers' compensation injuries as they did for identical injuries not covered under workers' compensation. The study also found that without utilization management, providers can circumvent the intent of a fee schedule by simply ordering more treatment.

Texas and Arkansas workers' compensation commissions both currently utilize a fixed fee schedule to control health care benefits to beneficiaries. Texas also requires pre-certification for certain procedures. Arkansas has recently mandated a "Managed Care Organization" ("MCO") model similar to the Minnesota model discussed above. Arkansas has also recently passed "Any Willing Provider" legislation which prohibits managed care payors from excluding any provider who is willing to accept the payor's fee schedule. Once in place, the Company believes the incentives in the MCO model in conjunction with the Any Willing Provider legislation will tend to direct more patients to the Company's centers.

DRCA's managed care philosophy addresses these key concerns with or without legislative mandate. The success of DRCA's managed occupational health care strategy will be in its ability to become a cost containment partner with its industrial clients. By building client relationships based on cost containment through injury prevention, screening of high risk job applicants, periodic medical surveillance, and proven return-to-work outcomes at a cost effective fee structure, DRCA's managed care strategy addresses for its clients the very legislative issues pending in state government.

Management believes that DRCA's managed care strategy has been validated, not only by the Company's competitive position, but by recent regulatory trends and industry studies that show the efficacy of a managed care approach to workers' compensation cost containment. The group health insurance industry has taken great strides toward the implementation of managed care methodologies, while such methodologies are relatively new to, and rarely implemented in, the workers' compensation industry. Current regulatory trends imply that workers' compensation service providers such as those managed by DRCA will be required to implement managed care methodologies at an accelerated pace. Management believes that successful providers will be those that already have implemented managed care methodologies and successfully demonstrated the value of their services to payors.


PHYSICIAN PRACTICE MANAGEMENT ("PPM") OVERVIEW

DRCA has identified the consolidation of orthopedic and orthopedic-related practices as a potentially significant growth opportunity within the PPM marketplace. Pioneered in the late 1980's, PPM companies offer a mechanism by which physicians can "partner" with corporate entities. The physician's practice benefits from the management talent, business skills, operating structures, business systems, economics of scale, and access to capital of its corporate partner. The PPM company benefits from potentially significant growth through expanding numbers of practice management contracts and increasing management fees.

The early 1990's saw the emergence of PPM as a significant segment of the health care industry. Alex. Brown and Sons Incorporated attributes this emerging industry to four key elements:

          (i) The complexity of having numerous managed care contracts with multiple insurance carriers called for billing and collections systems more sophisticated than an average physician could afford or manage.

          (ii) The increasing cost and sophistication of medical equipment required greater capital resources and more professional purchasing systems than that available to the average physician.

          (iii) The increasing penetration of managed care payors diminished the influence of solo practitioners and small, isolated groups.

          (iv) The uncertainty of health care reform made group practice a more attractive alternative.

Physicians provide approximately $200 billion annually in personal services to patients, and control an estimated $700 - 800 billion in health care expenditures by deciding what non-physician health care services and products are required by their patients.

The PPM industry has tapped this vast pool by consolidating both single- and multi-specialty practices for the mutual benefit of the physicians and the shareholders of their corporate "partners".

Although structures vary, PPM companies generally do not provide medical services. Instead, the medical services are provided by medical group practices which contract with the PPM company on a long term basis. The PPM company generally acquires the hard assets of the medical groups with which it contracts and structures its provision of those assets and its management services in such a way as to promote a long term relationship with the medical groups it manages.


                                   OPERATIONS

MANAGED CARE PROGRAM

The Company's current strategy is to operate managed care programs for treating workers' compensation injuries and other occupational medicine patients through medical facilities and other contracted health care providers in selected geographic markets. The Company has entered into agreements with professional medical groups to provide medical services (See "Regulation" in this Item 1).

The Company's orthopedic and occupational medicine clinics enhance DRCA's and the medical group's ability to provide comprehensive health services which address employers' needs with respect to workers' health and wellness, injury prevention, emergency treatment of injuries, case management of injured workers, and health maintenance through periodic health involvement. The occupational medicine clinics act as the entry point to the delivery of health care and are expected to generate referrals to other DRCA facilities and other contracted providers.

The occupational managed care program allows the Company and the medical groups to provide and oversee objective treatment for an employer's injured worker with the goal to return the patient safely back to work in the shortest medically appropriate time. This approach enhances the quality of care, minimizes lost work time and reduces overall costs related to injured workers. The Company's occupational managed care program, together with the medical services provided by the medical groups, is designed to provide preventative services, treatment of occupational injuries, specialty care, billing review and peer review. The Company is also developing a quality control and utilization review system consisting of prospective, concurrent and retrospective review of medical service utilization within its managed care program. The program also includes timely communications with employers, insurance carriers and network providers.


WORK HARDENING CLINICS

The Company currently operates three wholly-owned work hardening clinics in Houston, Texas under the trade name "WorkWell." The physical plants of these three clinics are the property of the Company and are provided to the Houston medical group pursuant to a long term management services contract.

Work hardening therapy is a program centered around state-of-the-art facilities with a philosophy based on a comprehensive, multidisciplinary approach to industry's need for injury prevention and injury rehabilitation. In view of the constantly increasing cost of work-related injuries, the Company believes that responsible care is necessary at both the pre-injury and post-injury level. Each work hardening clinic's staff is trained in specialized evaluation, treatment techniques, ergonomic evaluation and injury prevention.

Work hardening addresses the physical, psychological and social aspects of an injured worker's ability to work. This program is carried out in a job simulated environment. A typical program consists of up to eight weeks, five days per week, eight hours per day. Patients who require physical conditioning prior to undertaking the work hardening program may receive "transitional" treatment up to two weeks at a work hardening clinic. The work hardening program requires the worker to perform the tasks he would usually perform in his job, provides cardiovascular conditioning, and strength and flexibility conditioning. The program re-educates workers on how to use their tools and perform their tasks in a safer manner. The goals are to (i) increase physical work tolerance, endurance, and productivity, (ii) provide an early return to work, and (iii) improve the injured worker's employability. Accordingly, the patient assumes an active role in the management of his/her individual case.

The work hardening clinics conduct an objective and standardized evaluation of
physical function.   The evaluation utilizes the ERGOS work simulator, a fully
integrated computerized instrument, to measure physical capabilities as they relate to work activity. The ERGOS work simulator produces graphic and narrative reports that compare the injured patient's physical capabilities with national standards promulgated by the Department of Labor.

The work hardening clinics can also provide pre-employment screening. This screening can decrease injuries by placing the employee in the proper job. In addition, the work hardening clinics provide vocational rehabilitation which addresses the patients' ability to meet the physical demand of a specific job. The work hardening clinics' injury prevention and wellness programs help instruct employees in techniques to prevent injury and maintain health while on the job. This program also includes classes in back care, stretching, smoking cessation, and dietary consultation and stress management. Staff personnel also offer recommendations which can modify or alter the demands on the worker or the demands of the job which may ultimately prevent on-the-job injury.

One area of potential growth is vocational evaluation services. The comprehensive vocational evaluation program is a 2-6 week program designed to assess and predict disabled individuals' vocational interests and potential aptitudes through various techniques to reveal possible employment opportunities and training programs. WorkWell in Houston, Texas, has been designated by the Texas Rehabilitation Commission to serve as one of its evaluation sites for the performance of vocational evaluations.

Presently, the three Houston work hardening clinics hold the highest three-year certification given by the Commission on Accreditation of Rehabilitation Facilities ("CARF"). Upon receipt of this certification, WorkWell was the only network of work hardening centers to have all locations certified at the three-year level. The Texas Workers' Compensation Commission ("TWCC") has recognized the quality of care inherent in a CARF-certified work hardening program. Effective April 1, 1996, TWCC almost doubled the reimbursement paid to CARF-certified work hardening centers. WorkWell staffing includes varying combinations of licensed occupational therapists, licensed physical therapists, certified occupational therapy assistants, exercise physiologists, work hardening supervisors, vocational specialists and licensed social workers. In addition, each WorkWell Clinic has available a psychologist and a nutritionist. The Company also has arrangements with, and can refer patients to, medical doctors and registered nurses should the need arise.

PHYSICAL/OCCUPATIONAL THERAPY CLINICS

The Company currently operates four hospital-based physical and occupational therapy departments/programs, one free standing physical therapy center and five physical/occupational therapy programs which are located within other clinic facilities. The hospital-located physical and occupational therapy programs are operated pursuant to hospital management contracts.

The Company's physical therapy centers provide a broad view of health care, emphasizing the preventive, acute/trauma and rehabilitative health care needs of the patient. Each physical/occupational therapy center is committed to restoring the patient in chronic pain, or with musculoskeletal disorders, to a healthy, normal life. The services generally include physical and occupational therapy, with primary emphasis on musculoskeletal disorders. To a lesser extent, the physical/occupational therapy centers treat and instruct injured patients on how to use prosthetic and orthotic devices.

Presently, the physical and occupational therapy centers are staffed with varying combinations of licensed physical and occupational therapists, licensed physical and occupational therapy assistants and unlicensed physical and occupational therapy aides.

The Company also has arrangements with independent contractor therapists in Houston, Texas, to cover temporary absences of center personnel, assist during peaks in patient loads and assist the Company in training and maintaining quality control. These independent contractor therapists are paid by the Company only when hired to provide services. The Company also has arrangements with, and can refer patients to, medical doctors and registered nurses.


MAGNETIC RESONANCE IMAGING ("MRI") CENTERS

The Company currently operates one MRI center in Houston under the name of Spectrum Imaging Centers. This unit operates a Hitachi MRP-20 unit which performs a full range of diagnostic studies involving magnetic resonance imaging. Patients are referred to the MRI center primarily by orthopedists and neurologists, working often with patients who originate from attorney referrals and DRCA's managed care program and, to a lesser extent, preferred provider organizations and health maintenance organizations.

The Company opened an MRI center in Little Rock, Arkansas on March 10, 1993, operating under the name Spectrum Little Rock Imaging. This center is located on the first floor of a professional building adjacent to a major Little Rock hospital. It operates a Shimadzu SMT-100X unit to perform a full range of magnetic resonance imaging studies.

The Centers are staffed by licensed radiologic technologists who have received specialized training in magnetic resonance imaging, and clerical personnel. Also, licensed radiologists are utilized in third-party contractor arrangements to interpret the studies and prepare reports for the referring physicians.


MOBILE TESTING

The Company operates seven mobile testing units designed to meet industry's demands for on-site compliance with medical surveillance required by OSHA and other regulatory agencies. Mobile testing services currently include hearing testing, heart and lung testing, drug screen specimen collection, X-ray, EKG's and physical examinations by physicians.


CHRONIC PAIN TREATMENT CENTER

The Company has operated a chronic pain treatment center since July 1993. This center offers psychological, cognitive, physical conditioning and rehabilitation, and vocational services to chronic pain patients. Treatment at this facility may be appropriate for patients who are unable to participate in work hardening due to their pain, and the ability of the Company to provide this treatment represents another critical link in the Company's comprehensive managed occupational healthcare program.


ORTHOPEDIC MEDICINE

In March, 1995, the Company facilitated the creation of a medical group practice in Houston, Texas which consolidated all medical and ancillary services previously provided by DRCA and its affiliated medical group with two orthopedic clinics. Patients are seen at the orthopedic clinics for a variety of musculoskeletal illness and injuries. Orthopedic surgery is the source of a significant portion of the revenues of these two clinics. In November, 1995, the medical group contracted for the services of another orthopedic surgeon who specializes in spine surgery, a procedure which is often required in workers' compensation injury cases.


                                   MARKETING

DRCA presents itself to the market through professional health care marketing staffs in its service areas. DRCA follows the strategy of marketing its services both on a stand-alone basis and as part of its managed care program. There are presently 9 full-time marketing professionals calling on referral sources in the industrial, insurance, and medical communities. Responsibilities of the marketing staff are divided into market segments:

 . Industrial/managed care: Industrial/managed care representatives call on current and prospective industrial and insurance clients. Their primary focus is marketing DRCA's managed care program. They also promote the individual services at all DRCA locations.

 .  Referring physicians:    Physician referrals to DRCA's ancillary services
such as MRI, physical therapy, work hardening and chronic pain treatment are promoted by this marketing group. This group makes regular calls on physicians both within and outside DRCA's managed care network, promoting DRCA's clinical expertise.

 .  Mobile health testing:    Mobile health testing accounts are serviced through
a dedicated sales effort. Contract renewal, prospecting, cross-selling, and up-selling are the primary objectives in marketing this segment of DRCA's business.

 . PPO/HMO Contracting: The Company has also dedicated marketing personnel to the task of contracting DRCA's clinics and centers with both workers' compensation and group health preferred provider and health maintenance organizations.


                                   EMPLOYEES

At March 15, 1996, the Company and its affiliated medical groups had approximately 153 full time employees and approximately 10 part time employees. None of the Company's employees are covered by collective bargaining agreements.

                        COMPETITION AND MAJOR CUSTOMERS

The business in which the Company competes is subject to numerous competitive factors which include price, quality, reliability and market acceptance. In general, the Company's business is intensely competitive, and there can be no assurance that other companies will not provide additional competition to DRCA's services. The Company faces competition from numerous sources including, but not limited to, (i) local hospitals, physicians, chiropractors and private practice therapists working individually or together; (ii) specialty local and national providers of narrow-range services such as sports medicine, cardiac rehabilitation and back pain management; (iii) national comprehensive outpatient rehabilitation facility companies; (iv) national health care service corporations; and (v) other physician practice management companies. Many of the Company's competitors have greater financial resources than the Company. As the general interest in the PPM market and in controlling occupational health costs increases, the Company believes competition will increase. The Company believes it is a major dedicated provider of occupational health care programs in the Houston, Texas market, and maintains a strong position in the Little Rock, Arkansas market.

At December 31, 1995, the Company provided substantially all of its services through affiliated medical groups in Texas and Arkansas which have a total of ten full-time and two part-time physicians. The loss of the services of any of the physicians could have a material effect on the Company's revenues. In 1995, the medical services provided to the medical groups' patients by William F. Donovan, M.D., a Company shareholder and director, was 16% of the Company's revenues. The Company operates four physical and occupational therapy programs under contract with a hospital corporation. These programs provided approximately 6%, 10% and 12% of the Company's revenues in 1995, 1994, and 1993, respectively.


                                   TRADEMARKS

The Company obtained a certificate of trademark and service mark registration for the "WorkWell" and the WorkWell design from the State of Texas in January 1990. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on March 17, 1992 for the mark "Work Hardening Dynamics" and on April 7, 1992 for the "Work Hardening Dynamics" design logo. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on January 19, 1993, for the mark "Medi-Stat" and on May 11, 1993 for the "Medi-Stat" design logo. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on September 12, 1995, for the mark "DRCA". This mark is registered for a term of ten years, and can be reserved for an additional ten-year period.


          WORKERS' COMPENSATION, MEDICARE, MEDICAID, PERSONAL INJURY
                           AND COMMERCIAL INSURANCE

Currently, the services rendered through the occupational/urgent care clinics are generally covered by employers, private insurance, workers' compensation insurance and to a lesser extent, Medicare or Medicaid. The clinics provide an insignificant amount of services under Medicare and Medicaid programs. The Company is not actively marketing its program to Medicare and Medicaid patients.

The Company believes that workers' compensation insurance generally covers the services rendered by the work hardening clinics. Neither Medicare nor Medicaid covers work hardening or other services rendered through the Company's work hardening clinics. Moreover, the Company believes that private medical insurance, generally, does not cover the work hardening services of the work hardening clinics, although certain specific rehabilitation protocols may be covered if not provided as part of a work hardening program.

Revenue derived from services provided to personal injury claimants, as a percent of revenues, was 16% in 1995, 12% in 1994 and 7% in 1993. Typically, personal injury claimants have injuries similar to those of workers' compensation injury patients and are pursuing settlement or damage awards through the judicial system. Due to the judicial backlog of such cases and related factors, revenues related to personal injury claimants may take up to two years to collect.

The services rendered through the physical and occupational therapy centers are generally covered by Medicare, Medicaid, private insurance and workers' compensation insurance. Presently, only the hospital-based physical and occupational therapy programs are certified by Medicare or Medicaid.

The services rendered by the MRI centers are generally covered by workers' compensation or private insurance. The units are certified by Medicare, but provide an insignificant amount of services under this program.

Treatment at the chronic pain treatment center may be covered by workers' compensation insurance, private insurance, Medicare and Medicaid.

Orthopedic medicine services are normally covered by all payors, including Medicare and Medicaid. Although it is a relatively small percentage of their revenues, the orthopedic clinics typically see more Medicare beneficiaries than do the other types of clinics.

Workers' compensation rates in Texas and Arkansas typically reimburse for medical services at approximately 80-90% of usual and customary charges.


                                   REGULATION

Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subject to limited judicial and regulatory interpretation. Independent physician groups provide medical services at the Company's locations. Relying on the advice of counsel, the Company has structured its agreements with the physician groups to avoid the exercise of control by the Company over the provision of medical services by the physician groups and to comply otherwise with applicable laws. The Company believes its current and planned activities do not constitute fee-splitting or the corporate practice of medicine as contemplated by these statutes or case law interpretations. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modifications of the Company's existing relationships with physician medical practices. In the event of a different or unfavorable interpretation of the laws relating to relationships such as those between the Company and the physician groups, the Company's business could be adversely affected.

Medicare Fraud and Abuse Provisions. A federal law (the "Anti-Kickback Law") prohibits the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease, or order of any item or service that is covered by Medicare or a state health care program. Pursuant to the Anti-Kickback Law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business practices in the health care industry, including the Company's management agreements, has not to date been subject to judicial and regulatory interpretation.

The Anti-Kickback Law provides criminal penalties for individuals or entities participating in the Medicare or state health care programs who knowingly and willfully offer, pay, solicit, or receive remuneration to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act also establishes the intermediate sanction of excluding violators from participation in the Medicare or Medicaid programs.

A violation of the Anti-Kickback Law requires several elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under Medicare or state health care programs; and (v) patient coverage under the Medicare program or a state health care program. Management believes that the Company is receiving compensation under its management agreements for management services. The Company also believes that it is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health care programs to any physician groups. Consequently, the Company does not believe that the management fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Laws. The Company provides only limited services to Medicare and state health care program patients and does not pay remuneration to anyone for referrals of those patients.

In 1991, the Inspector General of the United States Department of Health and Human Services published "Safe Harbor Regulations" defining safe harbors for certain arrangements that do not violate the Anti-Kickback Laws. One of the safe harbors specifically provided is a safe harbor for personal services and management contracts. Under this safe harbor, "remuneration" prohibited by the Anti-Kickback Laws does not include any payment made by a principal to an agent as compensation for services of the agent as long as certain standards are met. To management's knowledge, there have been no agency interpretations or case law decisions involving management agreements similar to the Company's that would indicate that such agreements do not fall within a safe harbor. The Company does not provide significant services to Medicare and state health care program patients and believes that its activities are structured to fall within the safe harbor guidelines.

Prohibitions on Certain Referrals. The so-called "Stark Law" (named after its chief sponsor, Congressman Fortney "Pete" Stark) originally prohibited a physician from referring a Medicare patient to an entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had a financial relationship, which includes an ownership or investment interest or compensation arrangement, with the entity. The revised Stark Law prohibits a referral by a physician of a Medicare or Medicaid patient to an entity in which the physician or an immediate family member has a financial relationship if the referral is for any of a list of "designated health services" and an exception to the Stark Law does not exist. The list of designated health services does not include the management of a physician health care practice such as the Company provides, but the list does include physical therapy, occupational therapy, and magnetic resonance imaging. Magnetic resonance imaging is the only designated health service directly provided by the Company and the magnetic resonance imaging facility has no prohibited financial relationships with any referring physicians. In response to the Stark Law, the Company has eliminated physician financial interests in all operating facilities. The Company believes that its management services are provided to physicians at fair market value and would therefore be excepted from a disqualifying financial relationship. The designated health services provided by the physician groups managed by the Company have been structured to comply with the group practice exceptions under the Stark Law. However, no regulations for the Stark Law (except for clinical laboratory services) have been promulgated by the regulatory and enforcement agency of the Stark Law. Therefore, the Company cannot predict how enforcement or interpretation of the Stark Law will be handled. A determination of the applicability of the Stark Law could have a significant adverse effect on the Company.

Certificate of Need. Several states require that providers of health care obtain a Certificate of Need ("CON") prior to commencement of construction and/or operation. While the Company's development plans presently emphasize operations in non-CON states and several states in recent years have discontinued their CON programs altogether, there is no assurance that some or all of these states may not at some future time institute such programs. In addition, the Company may elect in the future to operate in CON states. As a result, CON regulations may have an adverse affect on the Company's expansion policy.

Accreditation. The Commission on Accreditation of Rehabilitation Facilities ("CARF") is an independent organization that reviews rehabilitation facilities and accredits those facilities that meet its guidelines. While participation in the CARF accreditation is currently voluntary, some states have passed legislation requiring that certain workers' compensation treatment be provided by CARF-accredited facilities. Currently, all three of the Company's work hardening clinics are accredited by CARF at the highest (three year) level.
(See Work Hardening Clinics under Item 1.)

Regulatory Compliance. The Company believes that health care regulations and statutes will continue to change and, as a result, it regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. All clinic facilities are leased at commercial property rates for the size, location, and tenant finish included in the lease. Clinic facilities range in size from 1,500 square feet to 11,500 square feet and all facilities are of a size and configuration and house various types of equipment appropriate to the services rendered within the facility.
All facilities are on or near major thoroughfares serviced by public transportation, are insured and are maintained in good operating condition.
(See Note K, Related Party Transactions)

The Company leases approximately 4,600 square feet in Houston, Texas which houses the Company's Houston regional office and executive offices. The Little Rock regional office is located in approximately 1,150 square feet of leased space adjacent to one of the Little Rock Medi-Stat clinics.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions. While the Company cannot predict the outcome of litigation actions, it is management's opinion that these matters will not have a material impact on the Company's financial position or results of operations. As of March 26, 1996, no actual or unasserted material claims or actions are pending against the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is principally traded on the American Stock Exchange under the symbol "DRC".

                                          Closing  Sales Price
                                        (American Stock Exchange)
                                        -------------------------
                                            Low          High
                                        ------------  -----------
1994
----
1st Quarter                                    2 3/4        3 3/4
2nd Quarter                                  2 15/16        3 3/4
3rd Quarter                                    2 3/8        3 1/2
4th Quarter                                    2 1/4            3

1995
----
1st Quarter                                    2 1/4        3 7/8
2nd Quarter                                    3 1/8            4
3rd Quarter                                   3 1/16        6 1/8
4th Quarter                                    2 3/4       4  1/2

1996
----
1st Quarter (through March 15, 1996)           4 3/8      4 13/16


On March 15, 1996, the Company had 152 shareholders of record. A significant portion of the Company's common stock not held by affiliates of the Company is held through securities depositories.

The Company has not declared or paid any dividend since it was formed. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

The following table presents revenues by category and statement of operations items as a percentage of total revenues:


                                                   1995    1994    1993
                                                  ------  ------  -------

     Work Hardening/Behavioral Medicine             9.9%   15.8%   21.1%
     Physical Therapy                              13.4    23.3    22.9
     MRI Centers                                   20.2    18.6    14.6
     Occupational/Urgent Care medical services     37.5    42.3    41.4
     Orthopedic and surgical services              19.0     0.0     0.0
                                                  -----   -----   -----
        Revenues                                  100.0   100.0%  100.0%
                                                  =====   =====   =====

     Direct Operating Costs
       Compensation costs and medical services     41.8%   38.9%   42.3%
       Other direct costs                          23.9    25.0    30.1
     Selling, General and Administrative           14.0    18.2    23.1
     Depreciation and Amortization                  7.0     8.7    10.0
     Provision for Doubtful Accounts                5.7     2.2     3.1
                                                  -----   -----   -----
        Income (Loss) from operations               7.6%    7.0%   (8.6%)

     Interest Expense                              (2.0)   (2.3)   (2.4)
     Minority Interest and Other                     .2      .3     .78
     Benefit from (provision for) Income Taxes     (2.4)   (1.8)    3.5
                                                  -----   -----   -----
        Net Income                                  3.4%    3.2%   (6.8%)
                                                  =====   =====   =====


Year ended December 31, 1995, compared with the year ended December 31, 1994.
-----------------------------------------------------------------------------

Revenues

Revenues in 1995 increased by $2,650,531 or 20.6% over 1994. The increase in revenues was mainly due to two orthopedic clinics added to the medical group in March, 1995. Revenues were also higher at the other Houston medical clinics, mobile testing, the Houston MRI facility, and the Little Rock occupational medicine clinics. Revenues from other business units were flat or lower.
Changes in those revenues are generally attributable to changes in the number of patient visits.

Compensation costs and medical services

Compensation costs and medical services in 1995 increased $1,484,490 or 29.6% over 1994. This increase is due mainly to the addition of two orthopedic clinics to the medical group in March, 1995. The increase as a percentage of revenues was also due principally to higher compensation costs in the orthopedic clinics compared to other operations.

Other Direct Costs

Other direct costs in 1995 increased $503,545 or 15.7% over 1994, due primarily to the addition of two orthopedic clinics to the affiliated medical group in March, 1995. The slight decline in these costs as a percentage of revenues is primarily a result of the increase in orthopedic services which generally have less direct costs as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses in 1995 decreased by $170,285, or 7.3%, from 1994 principally because expenses incurred in 1994 included $259,000 associated with the settlement of two legal proceedings. Other selling, general and administrative expenses increased by about $88,715. As a percentage of revenues, selling, general and administrative expenses declined to 14% from 18.2% as a result of the absolute reductions described above as well as economies of scale.

Depreciation and amortization

The decrease in 1995 of $26,906 is due to the full depreciation of certain older assets in 1994.

Provision for doubtful accounts

In absolute amounts and as a percentage of revenue, the provision for doubtful accounts increased in 1995 over 1994 because the allowance percentage for orthopedic surgery cases billed to third-party payors is higher than the Company has experienced in the past for third-party claims. Generally, mandated orthopedic reimbursement rates decline per individual patient as more procedures are performed.

Minority Interest and Other

Minority interest and other decreased by $7,584, reflecting the minority partners' interest in the final expenses of the partnerships which were higher in 1995 by $29,050, and a 1994 gain on the sale of an asset held for sale of $36,634.

Interest Expense

Interest expense increased by $1,858, or less than 1%. This was due mainly to slight increases in the prime interest rate which affects the Company's interest on the term notes and the revolving line of credit with its major lending bank.

Year ended December 31, 1994, compared with the year ended December 31, 1993.
-----------------------------------------------------------------------------

Revenues

Revenues increased by $1,268,619 or 10.9% in 1994 compared to 1993.   Revenues
increased principally due to higher patient volumes at the Houston clinics and the full year effect of 1993 acquisitions. Revenues at the physical therapy centers increased due mainly to an increase in patient volume and the full year effect of the acquisition of a physical therapy clinic in July, 1993. Revenues were also higher at the Houston MRI center and the pain management clinic, and at the Little Rock MRI center which opened in March, 1993. Revenues were flat or lower at the Houston work hardening facilities.

Compensation costs and medical services

These costs increased $89,778 or 1.8% in 1994 versus 1993. Increases relating to supporting business expansion in Houston and Arkansas were offset by savings associated with the closing of the Atlanta work hardening facility in July, 1993. As a percentage of revenue, these costs declined principally due to the closing of Atlanta and MRI services expansion which has lower human resources costs.

Other direct costs

Other direct costs decreased by $275,849 mainly due to the closing of the Atlanta work hardening facility in July, 1993. The decline as a percentage of revenues was a result of the Atlanta closure as well as continued economies of scale.

Selling, General and Administrative

These costs decreased by $332,871. This was mainly due to (a) decreased legal fees of $276,260 due to the settling of various legal proceedings, and (b) decreased expenses related to the uncollectability of accounts receivable from several discontinued physical therapy and work hardening limited partnerships ($316,746), and (c) expenses incurred in 1994 totaling $259,517 for the settlement and conclusion of two legal proceedings.

Depreciation and Amortization

Expense decreased by $36,581 in 1994, due to the full depreciation of certain older fixed assets in 1993.

Provision for Doubtful Accounts

The provision decreased by $77,810 due mainly to a better than expected collection rate on old accounts.

Minority Interest and Other

Minority interest in income equaled $4,604 for 1994, compared to $88,343 for 1993. This change reflects the winding down of the Atlanta work hardening limited partnership. In 1994, the Company recorded a gain on the sale of assets of $36,634.

Interest Expense

Interest expense increased by $17,110 or 6%, due mainly to the increased rate of interest on the Company's line of credit, which is tied to the prime rate, and increased interest on the Company's borrowing for the MRI facility in Little Rock, Arkansas for which interest was due in only three months in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 1995 was $2,654,842 as compared to $2,379,601 at December 31, 1994, an improvement of $275,241. This is mainly due to: (1) an increase in net accounts receivable of $1,751,830 due principally to the increase in revenue and an increased percentage of personal injury cases. Personal injury accounts receivable increased $907,032 during 1995, increasing their percentage of net accounts receivable from 39% at December 31, 1994 to 43% at December 31, 1995. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers. Net reimbursement for personal injury claims is generally equal to or greater than the net reimbursement on other claims; (2) an increase in accounts payable and accrued liabilities reflecting increased variable costs associated with the Company's increased revenues of $437,208; and (3) new borrowings from the Company's major lending bank for equipment and operation financing, representing a total of $1,160,908 short-term notes due in 1996.

Operating cash flow (defined as net income (loss) plus depreciation and amortization) was $1.6 million in 1995 and $1.5 million in 1994. A substantial part of these funds were invested in working capital, principally accounts receivable, and a total of $183,325 was invested in property and equipment in this two year period. The Company also utilized a total of $1.4 million in this two year period in net reductions of debt and capital lease obligations.

On February 6, 1995, the Company executed and funded two credit facilities and paid off two matured facilities which were in place on December 31, 1994. The two new facilities included a $750,000 term loan and a $1,000,000 revolving line of credit. The $750,000 term loan is payable in 48 monthly installments of $19,061. The facilities were secured by substantially all assets of the Company, its subsidiaries and its affiliated medical groups and were guaranteed by certain affiliates.

On January 30, 1996, the Company amended its loan agreement, and increased its revolving line of credit from $1,000,000 to $2,000,000. The line of credit is secured by substantially all the assets of the Company and its affiliated medical groups. The revolving line of credit requires the payment of a 1% annual fee. Borrowings under the line bear interest at prime + 1.25% and the line expires January 30, 1997. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient
collateral to support the entire line availability.   The Company also received
a commitment to fund up to $500,000 in equipment purchases through January 30, 1997, at which time all amounts outstanding under the commitment will convert to either 3- or 4- year term notes. The line of credit as well as other borrowings from the Company's major lender are subject to the terms of a loan agreement which include typical financial ratio covenants and various other provisions. The Company believes these credit facilities and cash provided by operations will be sufficient to provide its working capital requirements for at least the next twelve months for its existing operations. However, to achieve its growth plans of acquisition of orthopedic practices and related projects, additional capital is required. The Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness and strategic partnering.

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements - Consolidated Financial Statements of DRCA Medical Corporation as of December 31, 1995 and 1994 and for the three years ended December 31, 1995:



                                                   Page
                                                   -----

 Report of Independent Accountants                    22

 Consolidated Balance Sheet                           23

 Consolidated Statement of Operations                 24

 Consolidated Statement of Stockholders' Equity       25

 Consolidated Statement of Cash Flows                 26

 Notes to Consolidated Financial Statements        27-34

                       REPORT OF INDEPENDENT ACCOUNTANTS



     To the Board of Directors and Stockholders of DRCA Medical Corporation


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DRCA Medical Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ Price Waterhouse LLP
     PRICE WATERHOUSE LLP

     Houston, Texas
     March 26, 1996

                            DRCA MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET


ASSETS                                                     December 31,
------                                            ----------------------------
                                                       1995           1994
                                                 --------------  -------------
CURRENT ASSETS
 Cash and equivalents                                $  109,231  $   813,942
 Accounts receivable, net                             5,552,158    3,800,328
 Income taxes receivable                                404,717       11,275
 Deferred income taxes                                               141,000
 Notes receivable, net                                  235,801       38,832
 Other current assets                                   147,855      120,157
                                                    -----------  -----------
      TOTAL CURRENT ASSETS                            6,449,762    4,925,534
                                                    -----------  -----------

PROPERTY AND EQUIPMENT
 Equipment (including equipment under
   capital leases)                                    5,531,709    5,345,894
 Leasehold improvements                                 437,676      436,624
 Furniture and fixtures                                 368,962      399,120
 Vehicles                                               108,301      108,301
                                                    -----------  -----------
                                                      6,446,648    6,289,939
 Less  - accumulated depreciation and
   amortization                                      (3,999,252)  (3,138,962)
                                                    -----------  -----------
                                                      2,447,396    3,150,977
                                                    -----------  -----------

INTANGIBLES ASSETS, NET                                 904,161    1,138,257
                                                    -----------  -----------
OTHER ASSETS                                             49,620       46,602
                                                    -----------  -----------
TOTAL ASSETS                                        $ 9,850,939  $ 9,261,370
                                                    ===========  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                   $1,166,557   $1,068,939
  Accrued expenses                                      683,868      344,278
  Deferred income taxes                                 208,168
  Current obligations under capital leases              139,103      415,487
  Current portion of notes payable                    1,597,224      717,229
                                                    -----------  -----------
       TOTAL CURRENT LIABILITIES                      3,794,920    2,545,933
                                                    -----------  -----------

NOTES PAYABLE                                           905,890    1,908,649
OBLIGATIONS UNDER CAPITAL LEASES                        117,504      239,097
DEFERRED INCOME TAXES                                   156,586      158,000
MINORITY INTEREST                                                     51,366
                                                    -----------  -----------
                                                      4,974,900    4,903,045
                                                    -----------  -----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 50,000,000
    shares authorized, 5,301,808 issued                   5,302        5,302
     Additional paid-in capital                       2,470,570    2,470,570
  Retained earnings                                   2,400,183    1,882,469
  Treasury shares, 15,833 shares                            (16)         (16)
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                     4,876,039    4,358,325
                                                    -----------  -----------
COMMITMENTS AND CONTINGENCIES
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 9,850,939  $ 9,261,370
                                                    ===========  ===========



        The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                           Years Ended December 31,
                                                  ----------------------------------------
                                                       1995         1994         1993
                                                  ------------   -----------   -----------
REVENUES                                           $15,539,355   $12,888,824   $11,620,205
                                                   -----------   -----------   -----------
Costs and expenses:
 Compensation costs and medical services             6,494,792     5,010,302     4,920,524
 Other direct costs                                  3,720,318     3,216,773     3,492,622
 Selling, general and administrative                 2,175,528     2,345,813     2,678,684
 Depreciation and amortization                       1,094,386     1,121,292     1,157,873
 Provision for doubtful accounts                       893,316       287,270       365,080
                                                   -----------   -----------   -----------
                                                    14,378,340    11,981,450    12,614,783
                                                   -----------   -----------   -----------
INCOME (LOSS) FROM OPERATIONS                        1,161,015       907,374      (994,578)

Minority interest and other                             33,654        41,238        88,343
Interest expense                                      (301,532)     (299,674)     (282,564)
                                                   -----------   -----------   -----------

INCOME (LOSS) BEFORE  INCOME TAXES                     893,137       648,938    (1,188,799)

Benefit (provision) for income taxes                  (375,423)     (235,201)      404,252
                                                   -----------   -----------   -----------

NET INCOME (LOSS)                                  $   517,714   $   413,737   $  (784,547)
                                                   ===========   ===========   ===========

Earnings (loss) per common and equivalent share           $.10          $.08         $(.15)
                                                   ===========   ===========   ===========

Shares used in per share calculations                5,436,558     5,278,690     5,066,311
                                                   ===========   ===========   ===========



         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   Common Stock
                                                ------------------    Paid-In    Retained  Treasury
                                                 Shares    Amount     Capital    Earnings   Stock     Total
                                                --------- --------  ----------  ---------- -------- ----------
Balance -  December 31, 1992                    4,855,500   $4,856  $1,388,218  $2,253,279   $(19)  $3,646,334

Issuance of common stock:
 New issues for cash                              312,308      312     730,739                         731,051
 Acquisition of HTI                               125,000      125     312,375                         312,500
 For services rendered                                                   9,997                  3       10,000
Exercise of stock options                           9,000        9      29,241                          29,250
Net loss                                                                          (784,547)           (784,547)
                                                ---------   ------  ----------  ----------  -----   ----------
Balance -  December 31, 1993                    5,301,808    5,302   2,470,570   1,468,732    (16)   3,944,588

Net Income                                                                         413,737             413,737
                                                ---------   ------  ----------  ----------  -----   ----------
Balance - December 31, 1994                     5,301,808    5,302   2,470,570   1,882,469    (16)   4,358,325

Net income                                                                         517,714             517,714
                                                ---------   ------  ----------  ----------  -----   ----------
Balance - December 31, 1995                     5,301,808   $5,302  $2,470,570  $2,400,183   $(16)  $4,876,039
                                                =========   ======  ==========  ==========  =====   ==========




        The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Years Ended December 31,
                                                              ---------------------------------------
                                                                  1995          1994         1993
                                                              ------------  ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $   517,714   $   413,737   $ (784,547)
 Noncash adjustments:
  Depreciation and amortization                                 1,094,386     1,121,292    1,157,873
  Minority interest                                               (33,654)       (4,604)     (71,919)
  Deferred income taxes                                           347,754        33,000     (155,047)
  Other                                                                         (36,634)      58,715
 Change in assets and liabilities, excluding acquisitions:
  Accounts receivable, net                                     (1,751,830)   (1,470,694)    (998,118)
  Other current assets                                            (27,696)      (40,447)     141,776
  Other assets                                                     (3,018)        9,836       40,492
  Accounts payable                                                 97,618       134,109      484,626
  Accrued expenses                                                339,588       108,152       64,267
  Income taxes receivable/payable                                (393,443)      326,202     (276,753)
                                                              -----------   -----------   ----------
Net cash provided (used) by operating activities                  187,419       593,949     (338,635)
                                                              -----------   -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                              (132,643)      (50,682)    (189,855)
 Business acquisitions                                                                      (459,708)
 Net proceeds from assets held for sale                                         237,388
 Issuance of notes receivable                                    (600,000)
 Collections on notes receivable                                  403,031         8,240      127,046
                                                              -----------   -----------   ----------
Net cash provided (used) by investing activities                 (329,612)      194,946     (522,517)
                                                              -----------   -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank borrowings                                                2,066,033                    951,340
 Payments on bank borrowings                                   (1,780,461)                   (32,348)
 Payments on other notes, net                                    (408,337)     (458,177)    (175,108)
 Payments on capital lease obligations                           (422,041)     (384,584)    (309,112)
 Minority interest distributions                                  (17,712)      (36,500)     (24,998)
 Proceeds from sale of common stock and option exercises                                     760,301
                                                              -----------   -----------   ----------
Net cash provided (used) by financing activities                 (562,518)     (879,261)   1,170,075
                                                              -----------   -----------   ----------

NET CHANGE IN CASH AND EQUIVALENTS                               (704,711)      (90,366)     308,923
CASH AND EQUIVALENTS:
 BEGINNING OF YEAR                                                813,942       904,308      595,385
                                                              -----------   -----------   ----------
 END OF YEAR                                                  $   109,231   $   813,942   $  904,308
                                                              ===========   ===========   ==========

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                $   330,749   $   306,311   $  232,764
 Income taxes paid (recovered)                                    405,000      (204,058)
 Property and equipment acquired with debt                                                 1,593,775
 Notes issued and assumed in acquisition                                                     220,576
 Common stock issued in acquisition                                                          312,500
 Equipment acquired under capital leases                           24,065       180,415       13,410



        The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------

DRCA Medical Corporation ("DRCA" or the "Company") is a physician practice management company specializing in orthopedic and related services, including the managed occupational health care program developed by the Company. Under this integrated approach, the affiliated medical groups provide a continuum of diagnostic, therapeutic and restorative rehabilitation services principally to clients and patients in the orthopedic and occupational medicine, workers' compensation and personal injury segments in selected geographic markets. The Company currently operates principally in the Houston, Texas and Little Rock and North Little Rock, Arkansas areas.

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and limited partnerships in which the Company holds majority control through its general and limited partner interests. The equity of limited partner investors in consolidated partnerships is reported as minority interest. The consolidated financial statements also include the results of operations of the affiliated medical groups which the Company effectively controls through contractual relationships. The Company believes that it exercises perpetual and unilateral control over such entities as a result of (i) the long term, noncancellable nature of the related management services agreements, (ii) the nominal capital of the affiliated medical groups,
(iii) economic interdependency of operations and (iv) the Company's right to designate the physician owners, and successors thereto, of the affiliated medical groups. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Revenue Recognition

Revenue is recognized at the net amounts expected to be received as the related patient care, management or related services are rendered. A substantial portion of the Company's revenues are billed to insurance companies and other third-party payors, and as such are subject to retrospective review and possible reduction. Such adjustments, if any, are charged or credited to income when they become known. Revenues related to services provided to personal injury claimants is subject to reduction based on the outcome of the related legal actions. A provision is made for revenues estimated to be uncollectible.

Cash and Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment, including assets under capital leases, is provided over estimated useful lives ranging from 5 to 7 years using the straight-line method.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for additions, renewals, and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Intangible assets arising from historical acquisitions, consisting principally of noncompete agreements, patient medical records and goodwill, are being amortized on a straight-line basis over 4 and 5, 8 and 15, and 20 years, respectively. Effective January 1, 1995, the Company adopted a new standard which prescribes the accounting for impairment of long-lived assets. Adoption of this standard had no impact on results of operations or financial position since the Company's previous impairment policy conformed substantially to the new standard. Under the new standard, the Company reviews the carrying value of intangible assets for impairment at each balance sheet date or when events or changes in circumstances indicate their recorded amounts may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the acquired entity or management services agreement over the remaining amortization period is less than the recorded amount of the related intangible asset, the carrying value will be reduced to fair value as estimated using accepted valuation techniques, including discounted cash flow analyses, in the absence of an active market for the asset.

Income Taxes

Deferred income taxes are provided using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured using the rates expected to be in effect when the temporary differences are expected to be included in the Company's consolidated tax return. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax laws or rates.

Earnings (loss) per share

Computations of earnings or loss per common share are based upon the weighted-average number of shares of common stock outstanding during the periods and the dilutive effect of common stock equivalents of outstanding options and warrants to purchase common stock. Fully diluted per share amounts have not been presented since they do not differ significantly from the primary presentation.

Fair values of financial instruments

Due, generally, to their short term nature and reasonable interest rates and terms, the carrying value of the Company's assets and liabilities is believed to approximate their fair values unless otherwise indicated.

Reclassifications

Certain amounts in the 1994 and 1993 consolidated statements of operations have been reclassified to conform to the 1995 presentation, the most significant of which is an allocation of a portion of the provision for doubtful accounts to contractual allowances to more properly reflect revenue from services rendered to personal injury claimants at the net amounts expected to be collected upon claim adjudication. The reclassification was based on improved historical information and currently expected recovery rates. In addition, selected natural expense classifications have been presented to enhance industry comparability. None of these changes affected net income or loss.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - REVENUE AND ACCOUNTS RECEIVABLE CONCENTRATIONS:
-------------------------------------------------------

At December 31, 1995, the Company provides substantially all of its services through affiliated medical groups in Texas and Arkansas which have a total of ten full-time and two part-time physicians. The loss of the services of any of the physicians could have a material effect on the Company's revenues. In 1995, the medical services provided to the medical group's patients by William F. Donovan, M.D., a Company shareholder and director, was 16% of the Company's revenues.

In the years ended December 31, 1995, 1994 and 1993, the Company's payor mix as a percentage of net revenues was as follows: state workers' compensation programs - 47%, 49% and 52%; direct billings to industrial clients -22%, 23% and 25%; personal injury claims subject to legal action - 16%, 12% and 7%; indemnity insurance; and other - 15%, 16% and 16%.

Included in net accounts receivable at December 31, 1995 and 1994 are amounts due from patients pursuing personal injury cases of approximately $2,396,032 and $1,489,000, respectively. Due to the nature of the judicial process, these receivables frequently have a collection cycle which could approach two or more years. The Company provides contractual allowances on personal injury claimant revenues based on historical collection experience and related factors. While the Company believes that the allowances provided are adequate, changes in the court and public attitudes toward such claims, levels of judicial backlogs of such claims, the quality and validity of related legal actions and other factors can affect the ultimate amounts which will be collected. Texas continues to experience claims backlogs in the courts; however, payment experience currently indicates that recoverability rates do not vary significantly based on the age of the claim. Changes in factors affecting collectibility are reflected as revenue adjustments in the period they become known.

Accounts receivable are net of an allowance for doubtful accounts of $180,070 at December 31, 1995 and $123,283 at December 31, 1994. Substantially all the Company's revenues are billed to third-party payors, principally insurance companies, self-insured employers and industry insurers, and the related receivables are generally not collateralized. Due to the numerous payors with which the Company operates, the more significant of which are large established entities, as well as the ongoing review conducted by the Company of the adequacy of its allowances for doubtful accounts and contractual adjustments, additional credit risk in accounts receivable is not believed to be significant.


NOTE 3 - INTANGIBLE ASSETS:
--------------------------

Intangible assets consist of the following at December 31:


                            Useful Lives      1995        1994
                                           ----------  ----------
Noncompete agreements             4 - 5   $  625,000   $  625,000
Patient medical records           8 - 15     774,661      774,661
Goodwill                            20       372,368      372,368
                                          ----------   ----------
                                           1,772,029    1,772,029
Accumulated amortization                    (867,868)    (633,772)
                                          ----------   ----------
                                          $  904,161   $1,138,257
                                          ==========   ==========

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE:
----------------------

On February 6, 1995, the Company executed and funded two bank credit facilities and paid off two matured facilities which were in place on December 31, 1994. The two new facilities included a $750,000 term loan payable in 48 monthly installments of $19,061 and a $1,000,000 revolving line of credit. The facilities were secured by substantially all assets of the Company, its subsidiaries and the affiliated medical groups and guarantees by certain affiliates.

On January 30, 1996, the Company amended and extended its bank credit facilities and increased its revolving line of credit from $1,000,000 to $2,000,000. The credit facilities are secured by substantially all assets of the Company, its subsidiaries and affiliated medical groups. The revolving line of credit requires the payment of a 1% annual fee. Borrowings under the line bear interest at prime + 1.25% and the line expires January 30, 1997. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient collateral to support the entire line availability. The line of credit as well as other borrowings from the lender are subject to the terms of a loan agreement which include financial ratio covenants
and various other provisions.   The term loan is payable monthly at $19,061 with
interest at prime +1.5% and it matures in January, 1999. The Company also received a commitment to fund up to $500,000 in equipment purchases. Amounts advanced against this commitment will convert to term notes with 3- and 4- year maturities as of January 30, 1997.


Notes payable consisted of the following at December 31:

                                                                                 1995                    1994
                                                                              -----------            -----------
Bank credit facilities (as of January 1996):
  Revolving line of credit, 9.75% in 1995, expires January 1997                   858,953
  Term note, 10% in 1995, payable monthly, due January 1999                                              604,248

Prime plus 1% (8.5% at December 31, 1994) bank revolving
  line of credit and 7% term note, paid in February 1995                                               1,292,086

7.75% note, secured by MRI equipment, payable in installments
  through September 1998                                                          727,544                961,371

10% acquisition notes, monthly payments of $8,000 principal
  and interest, remaining paid in January 1996                                    127,354                231,034

8 1/2% acquisition note, $5,221 payable monthly
  through January 3, 1997                                                          64,629                119,246

Equipment notes at various rates                                                  120,386                 22,141
                                                                              -----------            -----------
                                                                                2,503,114              2,625,878
Less current portion                                                           (1,597,224)              (717,229)
                                                                              -----------            -----------
                                                                              $   905,890            $ 1,908,649
                                                                              ===========            ===========

Maturities of indebtedness are $1,597,224 in 1996, $455,836 in 1997, $408,306
in 1998 and $41,748 in 1999.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INCOME TAXES:
---------------------

The provisions (benefit) for income taxes for the years ended December 31 are comprised of:


                          1995     1994        1993
                       --------  --------   ---------
         Federal:
           Current     $  2,862  $151,075   $(337,477)
           Deferred     337,138    33,000     (66,775)
         State           35,423    51,126          --
                       --------  --------   ---------
                       $375,423  $235,201   $(404,252)
                       ========  ========   =========

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate to income before income taxes for the years ended December 31 is as follows:

                                                               1995        1994        1993
                                                            ---------   ---------   ---------
 Provision (benefit) for income taxes
  at U.S. statutory rates                                     303,667   $ 220,639    $(404,139)
 State income taxes                                            35,423      51,126
 Refund on amended returns                                                (42,277)
 Nondeductible expenses and other                              36,333       5,713         (113)
                                                            ---------   ---------   ----------

                                                            $ 375,423   $ 235,201    $(404,252)
                                                            =========   =========   ==========

Deferred income taxes at December 31 are comprised of:

                                                               1995       1994
                                                            ---------   ---------
Deferred tax assets:
  Accrued expenses                                          $  21,179
  Allowance for doubtful accounts                              30,676   $ 152,000
  Operating loss carryforward                                  93,295
  Alternative minimum tax credit                                           19,000
  Other                                                         6,335
                                                            ---------   ---------
                                                              151,485     171,000
                                                            ---------   ---------
Deferred tax liabilities:
  Accrued expenses                                            (32,602)    (11,000)
  Amortization of intangible assets                           (83,869)    (73,000)
  Depreciation                                                (72,718)   (104,000)
  Cash basis for certain revenues for tax reporting          (327,050)
                                                            ---------   ---------
                                                             (516,239)   (188,000)
                                                            ---------   ---------
Net deferred liability                                      $(364,754)  $ (17,000)
                                                            =========   =========

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES:
---------------

The Company leases office space, clinic facilities and certain equipment under noncancelable operating and capital leases expiring through the year 2000. Rent expense for all noncancellable operating leases amounted to $1,128,783 in 1995, $1,081,542 in 1994 and $1,036,077 in 1993.

Future minimum payments by year and in the aggregate related to capital and noncancelable operating leases at December 31, 1995 are:

                                     Capital     Operating
                                      Leases      Leases
                                    ----------  -----------
 1996                                  157,773     994,218
 1997                                   59,790     723,265
 1998                                   48,776     379,138
 1999                                   28,615     163,098
 2000                                               52,474
                                     ---------  ----------
 Total minimum lease payments          294,954  $2,312,193
                                                ==========
 Amounts representing interest         (38,347)
                                     ---------
 Present value of net minimum lease
   payments                            256,607
 Less current portion                 (139,103)
                                     ---------

 Long-term obligation                $ 117,504
                                     =========

Included in equipment are assets acquired under capital leases of $1,850,867 at December 31, 1995 and $1,826,802 at December 31, 1994. Accumulated amortization of assets under capital leases amounted to $1,349,349 at December 31, 1995 and $1,101,687 at December 31, 1994. Contingent rentals based on utilization of the certain MRI equipment amounted to $42,201 in 1995, $55,456 in 1994 and $57,587 in 1993. The contingent rental obligation expires in March, 1996.


NOTE 7 - STOCK OPTIONS AND WARRANTS:
-----------------------------------

The Company has a Stock Option Plan which provides for the granting of options at not less than market value to purchase up to 1,000,000 shares of common stock by eligible employees of the Company. Option prices and other terms are determined by the Board of Directors. Transactions for the years ended December 31, 1995, 1994 and 1993 for employee stock options granted under the plan are as follows:

                                         1995          1994            1993
                                       -------       --------        --------
 Outstanding at January 1              240,000        319,000         327,000
   Granted                             141,750         24,500          99,500
   Exercised                                                           (9,000)
   Canceled, expired and forfeited     (40,000)      (103,500)        (98,500)
                                       -------       --------         -------
 Outstanding at December 31            341,750        240,000         319,000
                                       =======       ========         =======
 Available for grant at December 31    612,750        714,500         635,500
                                       =======       ========         =======
 Exercisable at December 31            321,582        170,667         229,000
                                       =======       ========         =======

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Price range of options:
   Granted                             $2.50 - $4.25   $3.00 - $3 1/4   $3 9/16 - $4 9/16
   Exercised                                                                        3 1/4
   End of year                          2.50 - 5 1/8     3.00 - 5 1/8       3 1/4 - 5 1/8


During 1995, the exercise price for a total of 142,500 options to purchase common stock granted under the plan was reduced from $4.525 to $3.50 per share, the market price at the repricing date.

In February 1989, the Company issued warrants to purchase 100,000 shares of common stock each to Jose E. Kauachi, the Company's Chairman of the Board of Directors, President and CEO (Mr. Kauachi) and Mr. William F. Donovan, M. D., Director of the Company and Medical Director of the Company's affiliated medical groups (Dr. Donovan). These warrants were issued as compensation for services rendered and for the officers' personal guarantee of corporate debt and other obligations. The warrant exercise price was $1.75 per share and were originally exercisable through February 22, 1994. By amendments effective in February 1994 anad 1995, the expiration dates of the warrants have been extended to February 22, 1999 and the exercise price has been adjusted to the then market value of $2.125 per share.

The Company has periodically issued options or warrants to purchase common stock as compensation for services and other compensation outside of its option plan. The Company has outstanding warrants to purchase 1,500 shares of common stock at $5.125 per share which expire in April 1997 and warrants to purchase 30,000 shares at $2.125 per share which expire in July 1999. The Company has 36,000 options outstanding at $4.125 per share which expire in August 1998 and 6,250 options outstanding at $3.75 per share which expire November 1997 through April 1998.


NOTE 8 - ACQUISITIONS AND DISPOSITIONS:
--------------------------------------

On January 22, 1993, the Company acquired certain assets of Health Testing, Inc. ("HTI") and Sullivan Mobile X-Ray Screening Services, Inc. ("Sullivan"), both Texas corporations, for a total consideration of $793,887 consisting of $181,387 in cash, 125,000 shares of common stock valued at $312,500, promissory notes of $200,000 and acquisition costs of $100,000. HTI and Sullivan offer a wide array of medical services through three industrial medicine clinics in Houston, Texas and six mobile health testing units.

On July 2, 1993, the Company acquired certain assets of Northwest MediCenter Associates, P.A. ("Northwest"), a Texas professional association, Flex-Rite, Inc. ("Flex-Rite"), a Texas corporation, and Tarman, Ltd. ("Tarman"), a Texas limited partnership, for a total consideration of $278,321 cash. Northwest, Flex-Rite and Tarman offered a wide array of medical services through a clinic in Houston, Texas.

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included with those of the Company since their respective acquisition dates.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - CONTINGENCIES:
----------------------

The Company maintains professional liability insurance in levels it believes to be adequate in the circumstances. In the ordinary course of its business, the Company is subject, from time to time, to claims and legal actions, including as a named party to professional liability claims involving medical groups and physicians affiliated with the Company. As of March 30, 1996, management is not aware of any material actual or unasserted claims or actions pending against the Company.


NOTE 10 - RELATED PARTY TRANSACTIONS:
------------------------------------

The Company, either directly or through an affiliated medical group, paid Northshore Orthopedics (NSO), a professional corporation owned by Dr. Donovan, $504,878 in 1995 and $59,234 in 1994 for medical director's fees and for contract labor, equipment, and contracted services. Dr. Donovan began practicing medicine full time with the Company's Houston affiliated medical group during 1995 and, pursuant to such affiliation, the Company loaned NSO $500,000 for operating expenses. The loan is collateralized by NSO's accounts receivable (approximately $1.3 million at the time the loan was made) and is payable as the receivables are collected. Interest at 9.5% for a total of $13,792 was earned by the Company on the note in 1995 and the balance on the note at December 31, 1995 was $135,802. The Company retains a fee for collecting NSO's receivables and the total of such fees aggregated $242,480 in 1995.

The Company leases several office suites used for clinic and administrative functions from Pacati, Inc, a company which is jointly owned by Mr. Kauachi and Dr. Donovan. Monthly payments, included in operating lease commitments in Note 7, currently total $15,945 which includes amortization of leasehold improvements. Leases are generally for five year terms and expire at various dates from 1997 through 1999. The Company paid Pacati, Inc. $210,099 in 1995, $174,763 in 1994 and $124,417 in 1993 under the rental arrangements. In August 1993, Pacati, Inc. allowed the Company to defer approximately six months of lease payments until 1994 in return for a note receivable from the Company which earned interest at a 6% annual rate. The note was repaid prior to December 31, 1994 and total payments under the note were $26,959.

Dr. Donovan purchased a medical clinic from the Company in March 1994 for $240,000. The original cost to the Company was $190,000 and the gain on the transaction was $36,634.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index to Exhibits


Exhibit No.                    Exhibit Title                     Filed As
-------------  ---------------------------------------------  ---------------

3.1            Articles of Incorporation of the Company, as
               amended to date.                               /1/Exhibit 3.1

3.2            Bylaws of the Company, as amended to date.     /12/Exhibit 3.2

3.3            Articles of Merger of DRCA and Doctors
               Rehabilitation Corporation of America filed
               June 29, 1990.                                 /2/Exhibit 3.3

3.4            Articles of Merger of DRCA and Doctors
               Rehabilitation Corporation of America filed
               July 16, 1990.                                 /1/Exhibit 3.2




Exhibit No.                    Exhibit Title                              Filed As
-------------  ---------------------------------------------           ---------------

3.5            Plan and Agreement of Merger between DRCA and
               Doctors Rehabilitation Corporation
               of America dated May 10, 1990.                            /1/Exhibit 3.3

4.1            Specimen of Common Stock Certificate, $.001
               par value, of the Company.                                /1/Exhibit 4.1

4.2            Warrant Agreement between the Company and
               Jose E. Kauachi dated February 23, 1989.                  /3/Exhibit 4.3*

4.3            Warrant Agreement extension between the Company
               and Jose E. Kauachi dated February 22, 1994.             /11/Exhibit 4.3*

4.4            Warrant Agreement Amendment between the Company
               and Jose E. Kauachi dated November 21, 1994 and
               effective February 22, 1994                              /12/Exhibit 4.4*

4.5            Warrant Agreement between the Company and
               William F. Donovan, M.D. dated February 23, 1989.         /3/Exhibit 4.5*

4.6            Warrant Agreement extension between the Company
               and William F. Donovan, M.D. dated February 22, 1994.    /11/Exhibit 4.5*

4.7            Warrant Agreement Amendment between the Company
               and William F. Donovan, M.D. dated November 21, 1994
               and effective February 22, 1994.                         /12/Exhibit 4.7*

4.8            Warrant Certificate dated effective July 25, 1989
               issued to Raymond Bishop by Doctors Rehabilitation
               Corporation of America.                                   /2/Exhibit 4.5

4.9            Warrant Agreement extension between the Company
               and Ray Bishop dated July 31, 1993.                      /11/Exhibit 4.7

4.10           Warrant Agreement between the Company and
               Victor M. Rivera, M.D. dated April 26, 1992.              /9/Exhibit 4.8

4.11           Second Warrant Agreement Amendment dated February 2,
               1995 between the Company and Jose E. Kauachi             /12/Exhibit 4.11*

4.12           Second Warrant Agreement Amendment dated February 2,
               1995 between the Company and William F. Donovan, M.D.    /12/Exhibit 4.12*

10.1           Physical Therapy Agreement dated July 1, 1993 between
               Sun Belt Regional Medical Center and the Company
               with extension letter.                                   /11/Exhibit 10.4



Exhibit No.                    Exhibit Title                                  Filed As
-------------  ---------------------------------------------               ---------------

10.2           Physical Therapy Agreement dated July 1, 1993 between
               Sun Belt Regional Medical Center and the Company
               with extension letter.                                       /11/Exhibit 10.5

10.3           Physical Therapy Agreement dated July 1, 1993 between
               Sun Belt Regional Medical Center and the Company
               with extension letter.                                       /11/Exhibit 10.6

10.4           Guaranty Agreement dated effective January 3, 1992
               by the Company for the benefit of Medi-Stat, Inc.             /2/Exhibit 10.39

10.5           1988 Stock Option Plan of Doctors Rehabilitation
               Corporation of America.                                       /4/Exhibit 10.1*

10.6           Amendment of 1988 Stock Option Plan                          /10/Exhibit 10.2*

10.7           Stock Option Agreement dated September 1, 1992 between
               Ray Bishop and the Company                                    /9/Exhibit 10.35

10.8           Noncompetition agreement dated effective January 22,
               1993 between DRCA Houston Clinics, Inc. and Johnny L.
               Sanders.                                                      /9/Exhibit 10.39*

10.9           Loan and Security Agreement between the Company
               and MetLife Capital Corporation dated October 8, 1992         /9/Exhibit 10.48

10.10          Amendment No. One (1) dated October 28, 1993, to the
               loan between MetLife Capital Corporation and DRCA
               Medical Corporation                                          /11/Exhibit 10.49

10.11          Equipment lease agreement dated effective October 20, 1992
               between the Company and DRCA Little Rock Clinics, Inc.        /9/Exhibit 10.51

10.12          Management Agreement between DRCA Houston Clinics, Inc
               and Occupational Medicine Associates of Houston, P.A.
               Dated effective August 1, 1993                               /11/Exhibit 10.53*

10.13          Administrative Services Agreement between DRCA Houston
               Clinics, Inc. and the Company dated effective
               August 1, 1993.                                              /11/Exhibit 10.57

10.14          Option Agreement among Occupational Medicine Associates
               of Houston, P.A., William F. Donovan, M.D., and DRCA
               Houston Clinics, Inc. dated effective August 1, 1993.        /11/Exhibit 10.58*

10.15          Management Agreement between DRCA Little Rock
               Clinics, Inc. and Occupational Medicine Associates
               of Little Rock, P.A. dated effective September 1, 1993.      /11/Exhibit 10.59*

10.16          Administrative Services Agreement between DRCA Little
               Rock Clinics, Inc. and the Company dated effective
               September 1, 1993.                                           /11/Exhibit 10.63


Exhibit No.                    Exhibit Title                              Filed As
-------------  ---------------------------------------------           ---------------
10.17          Option Agreement among Occupational Medicine Associates
               of Little Rock, P.A., William F. Donovan, M.D.,
               and DRCA Little Rock Clinics, Inc. dated effective
               September 1, 1993.                                         /11/Exhibit 10.64*

10.18          Facilities lease agreement between Pacati, Inc. and
               DRCA Medical Corporation dated December 23, 1992, for
               6200 Gulf Freeway, Suite 212, Houston, Texas.               /9/Exhibit 10.50

10.19          Facilities lease agreement between Pacati, Inc. and
               DRCA Medical Corporation dated May 20, 1993, for
               6200 Gulf Freeway, Suite 104, Houston, Texas.              /11/Exhibit 10.72

10.20          Facilities lease agreement between Pacati, Inc. and
               DRCA Medical Corporation dated May 20, 1993, for
               6200 Gulf Freeway, Suite 206, Houston, Texas.              /11/Exhibit 10.73

10.21          Facilities lease agreement between Pacati, Inc. and
               DRCA Medical Corporation dated May 20, 1993, for
               6200 Gulf Freeway, Suite 108, Houston, Texas.              /11/Exhibit 10.74

10.22          Loan Agreement dated January 30, 1995 between the Company, its subsidiaries, affiliates and guarantors and First
               Interstate Bank of Texas, N.A.                             /12/Exhibit 10.78

10.23          Promissory Note for $750,000 dated January 30, 1995
               between the Company and First Interstate
               Bank of Texas, N.A.                                        /12/Exhibit 10.79

10.24          Promissory Note for $1,000,000 dated January 30, 1995
               between the Company and First Interstate
               Bank of Texas, N.A.                                        /12/Exhibit 10.80

10.25          Commercial Guaranty dated January 30, 1995 between Jose E.
               Kauachi and First Interstate Bank of Texas, N.A.           /12/Exhibit 10.81

10.26          Commercial Guaranty dated January 30, 1995 between
               William F. Donovan, M.D. and First Interstate Bank
               of Texas, N.A.                                             /12/Exhibit 10.82

10.27          Commercial Guaranty dated January 30, 1995 between
               Sharon A. Donovan and First Interstate Bank of
               Texas, N.A.                                                /12/Exhibit 10.83

10.28          Incentive Stock Option Agreement between the Company and
               William F. Donovan, M.D. dated February 2, 1995            /12/Exhibit 10.85*

10.29          Executive Employment Agreement between the Company and
               Jose E. Kauachi dated November 15, 1994                    /12/Exhibit 10.90*

10.30          Executive Employment Agreement between the Company and
               Jefferson R. Casey dated January 22, 1995                  /12/Exhibit 10.91*


Exhibit No.                    Exhibit Title                                  Filed As
-------------  ---------------------------------------------              ---------------
10.31          Executive Employment Agreement between the Company
               and Johnny L. Sanders dated January 22, 1995               /12/Exhibit 10.93*

10.32          Amendment dated July 1, 1994 to the facilities lease
               between Pacati, Inc. and DRCA Medical Corporation
               dated November 15, 1992 for 6200 Gulf Freeway, Suite
               200, Houston, Texas.                                       /12/Exhibit 10.95

10.33          Amendment and Assignment dated April 4, 1994 to the
               facilities lease between Pacati, Inc. and Dr, William
               F. Donovan - Medical Consultants assigned to DRCA Houston
               Clinics, Inc. dated October 31, 1992.                      /12/Exhibit 10.96

10.34          Management Services Agreement by and between
               DRCA Houston Clinics, Inc. and PhysiCare, L.L.P.
               dated effective March 1, 1995                              /13/Exhibit 10.99

10.35          Equipment Lease Agreement by and between Northshore
               Orthopedics Assoc. and DRCA Houston Clinics, Inc.
               dated effective March 1, 1995                              /13/Exhibit 10.100

10.36          Lease Agreement by and between William F.
               Donovan, M.D. and DRCA Houston Clinics, Inc.
               dated effective March 1, 1995                              /13/Exhibit 10.101

10.37          Collection Services Agreement by and between
               DRCA Houston Clinics, Inc. and Northshore Orthopedics
               Assoc. dated effective March 1, 1995                       /13/Exhibit 10.102

10.38          Promissory Note for $500,000 by Northshore
               Orthopedics Assoc. and William F. Donovan, M.D.
               as Co-Makers and DRCA Houston Clinics, Inc.
               dated effective March 1, 1995                              /13/Exhibit 10.103

10.39          Security Agreement between Northshore Orthopedics
               Assoc. and DRCA Houston Clinics, Inc. dated
               effective March 1, 1995                                    /13/Exhibit 10.104

10.40          Promissory Note for $1,000,000 by PhysiCare,
               L.L.P. and DRCA Houston Clinics, Inc. dated
               effective March 1, 1995                                    /13/Exhibit 10.105

10.41          Security Agreement between PhysiCare, L.L.P.
               and DRCA Houston Clinics, Inc. dated effective
               March 1, 1995                                              /13/Exhibit 10.106

10.42 Master Transaction Agreement by and among the Company, DRCA Houston Clinics, Inc.,
               Occupational Medicine Associates of



Exhibit No.                    Exhibit Title                                 Filed As
-------------  ---------------------------------------------              ---------------
               Houston, P.A., Northshore Orthopedics Assoc.,
               PhysiCare, L.L.P. and William F. Donovan, M.D.
               dated effective March 1, 1995                              /13/Exhibit 10.107

10.43          Professional Services Agreement Medical
               Director between William F. Donovan, M.D.
               and the Company dated effective
               March 1, 1995                                              /13/Exhibit 10.108

10.44          Promissory Note for $600,000 by the Company
               to First Interstate Bank of Texas, N.A.
               dated May 15, 1995                                         /13/Exhibit 10.109

10.45          Amendment to Loan Agreement dated January 30, 1995
               by and among the Company, Northshore Orthopedics
               Assoc., PhysiCare, L.L.P., and First Interstate
               Bank of Texas, N.A. dated effective May 15, 1995           /13/Exhibit 10.110

10.46          Commercial Guarantee by PhysiCare, L.L.P. to
               First Interstate Bank of Texas, N.A.
               dated May 15, 1995                                         /13/Exhibit 10.111

11             Calculations for Primary and Fully Diluted earnings
               per share                                                  /14/Same

21             Subsidiaries of the Company.                               /14/Same

23            Consent of Independent Accountant to incorporation
              by reference of 1995 financial statements contained
              in this Report on Form 10-KSB into the Company's
              Registration Statement on Form S-8, Registration
              No. 33-42624, filed with the Securities and Exchange
              Commission on September 6, 1991                             /14/Same

---------------
/1/Incorporated by reference to the Company's Annual Report on 10-K dated March 28, 1991 (under the exhibit number indicated in the column titled "Filed As").

/2/Incorporated by reference to the Company's Annual Report on 10-K dated March 26, 1992, (under the exhibit number indicated in the column titled "Filed As").

/3/Incorporated by reference to Post-Effective Amendment No. 1 to the Doctors Rehabilitation Corporation of America Registration Statement on Form S-1, Registration No. 33-31691 (under the exhibit number indicated in the column titled "Filed As").

/4/Incorporated by reference to the Doctors Rehabilitation Corporation of America Registration Statement on Form 10, Registration No. 0-17006 (under the exhibit number indicated in the column titled "Filed As").

/5/Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1990 (under the exhibit number indicated in the column titled "Filed As").

/6/Incorporated by reference to the Company's Form 8 dated December 31, 1990, amending the Company's Current Report on Form 8-K dated November 1, 1990 (under the exhibit number indicated in the column titled "Filed As").

/7/Incorporated by reference to the Company's Current Report on Form 8-K dated January 17, 1992 (under the exhibit number indicated in the column titled "Filed As").

/8/Incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 1993 (under the exhibit number indicated in the column titled "Filed As").

/9/Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1993, (under the exhibit number indicated in the column titled "Filed As").

/10/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/93 dated November 12, 1993 (under the exhibit number indicated in the column titled "Filed As").

/11/Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1994 (under the exhibit number indicated in the column titled "Filed As").

/12/Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1995 (under the exhibit number indicated in the column titled "Filed As".

/13/Incorporated by reference to the company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/95 dated August 11, 1995 (under the exhibit number indicated in the column titled "Filed As".

/14/Filed herewith

* Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DRCA MEDICAL CORPORATION



                              By:   /s/ Jose E. Kauachi
                                 ___________________________________
                                     JOSE E. KAUACHI
                                     Chairman of the Board,
                                     President & Chief Executive Officer

                              Dated:  March 30, 1996

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                              Title                                Date
        ---------                              -----                                ----

By: /s/ Jose E. Kuachi
-------------------------------        Chairman of the Board, President        March 30, 1996
     JOSE E. KAUACHI                    and Chief Executive Officer



By: /s/ Jefferson R. Casey
-------------------------------        Senior Vice President, Treasurer        March 30, 1996
     JEFFERSON R. CASEY                 (Principal Financial & Accounting
                                        Officer), and Secretary


By: /s/ Victor M. Rivera, M.D.
--------------------------------       Director                                March 30, 1996
     VICTOR M. RIVERA, M.D.



By: /s/ Juan R. Dickey, M.D.
--------------------------------       Director                                March 30, 1996
     JUAN R. DICKEY, M.D.



By: /s/ William F. Donovan, M.D.
--------------------------------       Director                                March 30, 1996
     WILLIAM F. DONOVAN, M.D.