Form 10QSB
period 1996-03-31
DRCA MEDICAL CORP
filed 1996-05-15
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ________________TO_____________________


                          COMMISSION FILE NO. 1-10677


                            DRCA MEDICAL CORPORATION
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                          76-0203483
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

               Three Riverway, Suite 1430, Houston, Texas  77056
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of March 31, 1996, 5,285,975 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One) YES [_]  NO [X]

                            DRCA MEDICAL CORPORATION
                                     INDEX

                                                                             Page
                                                                              No.
                                                                             ----
PART I FINANCIAL INFORMATION

        Item 1   Financial Statements

                 Consolidated Balance Sheets (March 31, 1996
                 and December 31, 1995)                                          1

                 Consolidated Statements of Operations for the
                 quarter ended March 31, 1996 and March 31, 1995                 2

                 Consolidated Statements of Changes in
                 Stockholders' Equity for the three months
                 ended March 31, 1996 and March 31, 1995                         3

                 Consolidated Statements of Cash Flows for
                 the three months ended March 31, 1996 and
                 March 31, 1995                                                  4

                 Notes to Consolidated Financial Statements                  5 - 6

        Item 2   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               7 - 9

PART II OTHER INFORMATION

        Item 1 - 6                                                              10

SIGNATURES                                                                      11

                            DRCA MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                      March 31,    December 31,
             ASSETS                                      1996          1995
             ------                                  ------------  -------------
                                                     (Unaudited)    (Unaudited)
CURRENT ASSETS
  Cash and equivalents                                 $    88,725    $   109,231
  Accounts receivable, net                               5,798,748      5,552,158
  Income taxes receivable                                  424,513        404,717
  Notes receivable, net                                    231,594        235,801
  Other current assets                                     235,759        147,855
                                                       -----------   ------------
    TOTAL CURRENT ASSETS                                 6,779,339      6,449,762
                                                       -----------   ------------

PROPERTY AND EQUIPMENT
  Equipment (including equipment under capital
   leases)                                               4,161,603      5,531,709
  Leasehold improvements                                   437,676        437,676
  Furniture and fixtures                                   399,696        368,962
  Vehicles                                                 113,509        108,301
                                                       -----------   ------------
                                                         5,112,484      6,446,648
  Less  - accumulated depreciation and amortization     (3,464,696)    (3,999,252)
                                                       -----------   ------------
                                                         1,647,788      2,447,396
                                                       -----------   ------------
INTANGIBLES ASSETS, NET                                    873,762        904,161
                                                       -----------   ------------
OTHER ASSETS                                                52,837         49,620
                                                       -----------   ------------
    TOTAL ASSETS                                       $ 9,353,726   $  9,850,939
                                                       ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                       1,027,136    $ 1,166,557
  Accrued expenses                                         892,254        683,868
  Deferred income taxes                                    267,237        208,168
  Current obligations under capital leases                  55,808        139,103
  Current portion of notes payable                       1,520,388      1,597,224
                                                       -----------   ------------
    TOTAL CURRENT LIABILITIES                            3,762,823      3,794,920
                                                       -----------   ------------
NOTES PAYABLE                                              378,489        905,890
OBLIGATIONS UNDER CAPITAL LEASES                            95,317        117,504
DEFERRED INCOME TAXES                                      156,586        156,586
                                                       -----------   ------------
                                                         4,393,215      4,974,900
                                                       -----------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 50,000,000
    shares authorized, 5,301,808 issued                      5,302          5,302
   Additional paid-in capital                            2,470,570      2,470,570
   Retained earnings                                     2,484,655      2,400,183
   Treasury shares, 15,833 shares                              (16)           (16)
                                                       -----------   ------------
    TOTAL STOCKHOLDERS' EQUITY                           4,960,511      4,876,039
                                                       -----------   ------------
COMMITMENTS AND  CONTINGENCIES
                                                       -----------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 9,353,726   $  9,850,939
                                                       ===========   ============

          The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Quarter Ended
                                             ------------------------
                                              March 31      March 31
                                                1996          1995
                                             ----------    ----------
REVENUES                                     $4,061,697   $3,589,408
                                             ----------   ----------
Costs and expenses:
 Compensation costs and medical services      1,785,844    1,402,083
 Other direct costs                             895,040      807,822
 Selling, general and administrative            554,483      540,178
 Depreciation and amortization                  189,979      301,755
 Provision for doubtful accounts                347,311       96,769
                                             ----------   ----------

INCOME FROM OPERATIONS                          289,040      440,801

Loss on sale of subsidiary                      (90,460)
Minority interest                                             33,654
Interest expense                                (66,012)     (75,931)
                                             ----------   ----------

INCOME BEFORE  INCOME TAXES                     132,568      398,524

Provision for income taxes                      (48,096)    (152,464)
                                             ----------   ----------

NET INCOME                                   $   84,472   $  246,060
                                             ==========   ==========

Earnings per common and equivalent share:

   Primary                                   $      .02   $      .05
                                             ==========   ==========

   Fully Diluted                             $      .02   $      .05
                                             ==========   ==========




         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1996


                                     Common Stock      Additional
                                 -------------------     Paid-in      Retained   Treasury
                                  Shares     Amount      Capital      Earnings    Stock      Total
                                  ------     ------    ----------     --------   --------    -----
Balance - December 31, 1995      5,301,808   $  5,302   $2,470,570   $2,400,183    $(16)   $4,876,039

Net income                                                  84,472                             84,472
                                 ---------   --------   ----------   ----------    ----    ----------
Balance - March 31, 1996         5,301,808   $  5,302   $2,470,570   $2,484,655    $(16)   $4,960,511
                                 =========   ========   ==========   ==========    ====    ==========

The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

                                                               March 31     March 31
                                                                 1996         1995
                                                              ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $  84,472   $   246,060
 Noncash adjustments:
  Depreciation and amortization                                 189,979       275,596
  Minority interest                                                           (33,654)
  Loss on sale of assets                                         90,460
 Change in assets and liabilities, excluding acquisitions:
  Accounts receivable, net                                     (246,590)     (236,753)
  Other current assets                                         (110,917)     (130,252)
  Accounts payable                                             (139,421)     (471,172)
  Accrued expenses                                              208,386        44,806
  Income taxes receivable/payable                                59,069       137,464
                                                              ---------   -----------
   Net cash provided (used) by operating activities             135,438      (167,905)
                                                              ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (150,432)       (6,884)
 Proceeds from insurance reimbursements                                        33,570
 Net proceeds from sale of subsidiary                           700,000
 Collections on notes receivable                                  4,207        11,497
                                                              ---------   -----------
   Net cash provided by investing activities                    553,775        38,183
                                                              ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank borrowings                                                486,784       750,000
 Payments on bank borrowings                                   (220,045)   (1,127,824)
 Payments on other notes, net                                  (870,976)      (86,720)
 Payments on capital lease obligations                         (105,482)     (104,534)
                                                              ---------   -----------
  Net cash used by financing activities                        (709,719)     (569,078)
                                                              ---------   -----------

NET CHANGE IN CASH AND EQUIVALENTS                              (20,506)     (698,800)
CASH AND EQUIVALENTS:
 BEGINNING OF YEAR                                              109,231       813,942
                                                              ---------   -----------
 END OF QUARTER                                               $  88,725   $   115,142
                                                              ---------   -----------

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                $  60,498   $    60,553
 Income taxes paid                                                        $     9,000




         The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996

NOTE 1 BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Certain amounts in the March 31, 1995 consolidated statements of operations have been reclassified to conform to the March 31, 1996 presentation, the most significant of which is an allocation of a portion of the provision for doubtful accounts to contractual allowances to more properly reflect revenue from services rendered to personal injury claimants at the net amounts expected to be collected upon claim adjudication. The reclassification was based on improved historical information and currently expected recovery rates. In addition, selected natural expense classifications have been presented to enhance industry comparability. None of these changes affected net income or loss.


NOTE 2 EARNINGS PER COMMON SHARE:

Primary and fully diluted earnings per common share is based upon the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options and warrants during the three month periods, as follows:


                                                    THREE MONTHS ENDED
                                                  ----------------------
                                                  March 31,   March 31,
                                                     1996        1995
                                                  ----------  ----------
Primary
  Weighted average shares outstanding              5,285,975   5,285,975
  Net effect of dilutive stock options and
    warrants, based on the treasury stock
    method using average market price                172,319      85,766
                                                  ----------  ----------

                                                   5,458,294   5,371,741
                                                  ==========  ==========

Net Income                                        $   81,472  $  246,060
                                                  ==========  ==========

Earnings Per Share                                $      .02  $      .05
                                                  ==========  ==========


Fully diluted
  Weighted average shares outstanding              5,285,975   5,285,975
  Net effect of dilutive stock options and
    warrants, based on the treasury stock
    method using the quarter end market
    price, if higher than average market price       233,785     143,861
                                                  ----------  ----------

                                                   5,519,760   5,429,836
                                                  ==========  ==========

Net Income                                        $   84,472  $  246,060
                                                  ==========  ==========

Earnings Per Share                                $      .02  $      .05
                                                  ==========  ==========


Note 3  Subsequent Events:

In April, 1996, the Company issued a $2.5 million convertible subordinated note to provide acquisition and working capital in support of the Company's planned expansion. At the Company's annual shareholders' meeting on May 9, 1996, over two-thirds of the Company's shareholders approved the creation of 10,000,000 shares of preferred stock. Immediately thereafter, the Company's board of directors approved the issuance of 25,191 shares of the Company's Series A Cumulative Convertible Preferred Stock in exchange for the $2.5 million convertible subordinated note plus $19,178 in accrued interest thereon. (The Series A Cumulative Convertible Preferred Stock is described in the Company's definitive proxy statement dated April 12, 1996.)

                                     PART I
                             FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

Three months ended March 31, 1996 compared with three months ended March 31, 1995.

Revenues.

Revenues for the first quarter of 1996 increased by $472,289 or about 13%. The increase is mainly due to orthopedic practices added to an affiliated medical group in 1995. Revenues were also higher at the other Houston medical clinics, the work hardening facilities, and mobile testing. Revenues from the other business units were flat or lower. Changes in these revenues are generally due to changes in the number of patient visits.

Compensation Costs and Medical Services.

Compensation costs and medical services increased $383,761 or 27.4%. This increase is due mainly to the addition of the orthopedic practices to an affiliated medical group in 1995.

Other Direct Costs

Other direct costs in 1996 increased $87,218 or 10.8% over 1995, due primarily to the addition of the orthopedic practices to an affiliated medical group in 1995.

Selling, General and Administrative Expenses.

Costs increased by $14,305 or less than 3%. The difference is within the normal range of cost fluctuations. No single type of expense increased or decreased by more than 4%.

Depreciation and Amortization.

The decrease in 1996 of $111,776 is due to the full depreciation and amortization of certain assets in 1995.

Provision for Doubtful Accounts.

Expenses increased by $250,542, mainly because the allowance percentage for orthopedic surgery cases billed to third-party payors is higher than the Company has experienced in the past for third-party claims. Generally, mandated orthopedic reimbursement rates decline per individual patient as more surgical procedures are performed.

Loss on Sale of Subsidiary.

The Company recorded a loss on the sale of a wholly-owned subsidiary in March, 1996. Proceeds from the sale were sufficient to retire the Company's liabilities related to the subsidiary (see Liquidity and Capital Resources).

Minority Interest.

Minority interest in income decreased by $33,654, due to the Company's winding down of all partnership interests.

Interest Expense.

Interest expense decreased by $9,919 or about 13%, due to the reduction of the principal balances on various notes and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1996 was $3,016,516 as compared to $2,654,842 at December 31, 1995, an improvement of $361,674. This is mainly due to (1) an increase in net accounts receivable of $246,590 due principally to increased revenues from the orthopedic practices added to an affiliated medical group in 1995, and (2) the paying down of the current portion of notes and capital leases payable in the amount of $160,131.

Personal injury accounts receivable have decreased in 1996, decreasing their percentage of net accounts receivable from 42% at December 31, 1995 to 40% at March 31, 1996. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers. Net reimbursement for personal injury claims is generally equal to or greater than the net reimbursement on other claims.

In March, 1996, the Company made the final scheduled payment on the Houston MRI. Monthly obligations relating to the purchase of this MRI are expected to fall from approximately $36,000 per month to less than $9,000 per month. The Company also disposed of a subsidiary in March, 1996. In conjunction with this disposition, the Company retired approximately $692,000 in notes payable, of which, $243,586 was classified as a current liability at December 31, 1995.

On January 30, 1996, the Company amended its loan agreement and increased its revolving line of credit from $1,000,000 to $2,000,000 with its primary commercial bank. The line of credit is secured by substantially all the assets of the Company and its affiliated medical groups. The revolving line of credit requires the payment of a 1% annual fee. Borrowings under the line bear interest at prime + 1.25% and the line expires January 30, 1997. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient collateral to support the entire line
availability.   The Company also received a commitment to fund up to $500,000 in equipment purchases through January 30, 1997, at which time all amounts outstanding under the commitment will convert to either 3- or 4- year term notes. The line of credit as well as other borrowings from the Company's major lender are subject to the terms of a loan agreement which include typical financial ratio covenants and various other provisions.

In April, 1996, the Company issued a $2.5 million convertible subordinated note to provide acquisition and working capital in support of the Company's planned expansion. At the Company's annual shareholders' meeting on May 9, 1996, over two-thirds of the Company's shareholders approved the creation of 10,000,000 shares of preferred stock. Immediately thereafter, the Company's board of directors approved the issuance of 25,191 shares of the Company's Series A Cumulative Convertible Preferred Stock in exchange for the $2.5 million convertible subordinated note plus $19,178 in accrued interest thereon. (The Series A Cumulative Convertible Preferred Stock is described in the Company's definitive proxy statement dated April 12, 1996.) The Company believes its existing credit facilities and cash provided by operations will be sufficient to provide for the Company's existing operations for at least the next twelve months. The Company has plans to expand its physician practice management services through the acquisition of orthopedic and orthopedics-related medical practice assets and through the acquisition or development of musculoskeletal injury- and illness-related ancillary services required by these medical practices. Depending upon the Company's experience in this expansion program, additional sources of acquisition capital may be required.

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

      This item is not applicable.

Item 4     Submission of Matters to a Vote of Security Holders

      This item is not applicable.

Item 5     Other Information

      This item is not applicable.

Item 6 (a) Exhibits and Exhibit Index

Exhibit No. Exhibit Title                                        Filed As

10.47       Amendment to the Loan Agreement dated
            January 30, 1995 between the Company, its
            Subsidiaries, affiliates and First Interstate Bank
            of Texas, N.A., effective January 30, 1996            /1/Same

10.48       Promissory Note for $2,000,000 dated January
            30, 1996 between the Company and First
            Interstate Bank of Texas, N.A.                       /1/Same

10.49       Promissory Note for $500,000 dated January
            30, 1996 between the Company and First
            Interstate Bank of Texas, N.A.                       /1/Same

Item 6 (b)  Reports on Form 8-K

      This item is not applicable.

- ----------------
/1/Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DRCA MEDICAL CORPORATION



                              By: /s/ JOSE E. KAUACHI
                                 ________________________________________
                                  JOSE E. KAUACHI
                                  Chairman of the Board, President
                                  & Chief Executive Officer

                              Dated: May 14, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                          Date
- ---------                     -----                          ----



By: /s/ JOSE E. KAUACHI        Chairman of the Board,        May 14, 1996
   --------------------         President Chief Executive
     JOSE E. KAUACHI            Officer


By: /s/ JEFFERSON R. CASEY     Senior Vice President,        May 14, 1996
   -----------------------      Treasurer (Principal
   JEFFERSON R. CASEY           Financial & Accounting
                                Officer), and Secretary