Form 10QSB/A
period 1996-06-17
DRCA MEDICAL CORP
filed 1996-06-17
CIK 807144

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________


                    AMENDMENT TO APPLICATION OR REPORT FILED
                   PURSUANT TO SECTION 12, 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         DATE OF REPORT:  JUNE 17, 1996

                            DRCA MEDICAL CORPORATION
             (Exact name of Registrant as specified in its Charter)


                               AMENDMENT NO. ONE

                          COMMISSION FILE NO. 1-10677


     The undersigned registrant amends the following Exhibits referenced in Item 6 of Part II to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995, dated August 11, 1995, as set forth in the pages attached hereto:

        Exhibit 10.99    Management Services Agreement
        Exhibit 10.102   Collection Services Agreement
        Exhibit 10.107   Master Transaction Agreement
        Exhibit 10.108   Professional Services Agreement

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DRCA MEDICAL CORPORATION
                                       (Registrant)



Dated: June 17, 1996                    By:   /s/ JEFFERSON R. CASEY
                                             -----------------------------
                                             Jefferson R. Casey, Senior Vice
                                             President, Treasurer and Secretary
                                             (Principal Financial & Accounting
                                             Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.  Exhibit Title                                          Filed As
- -----------  ---------------------------------                --------------


10.99        Management Services Agreement by and between
             DRCA Houston Clinics, Inc. and PhysiCare, L.L.P.
             dated effective March 1, 1995                         /1/Same

10.100       Equipment Lease Agreement by and between Northshore
             Orthopedics Assoc. and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /2/Same

10.101       Lease Agreement by and between William F.
             Donovan, M.D. and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /2/Same

10.102       Collection Services Agreement by and between
             DRCA Houston Clinics, Inc. and Northshore
             Orthopedics Assoc. dated effective March 1, 1995      /1/Same

10.103       Promissory Note for $500,000 by Northshore
             Orthopedics Assoc. and William F. Donovan, M.D.
             as Co-Makers and DRCA Houston Clinics, Inc.
             dated effective March 1, 1995                         /2/Same

10.104       Security Agreement between Northshore Orthopedics
             Assoc. and DRCA Houston Clinics, Inc. dated
             effective March 1, 1995                               /2/Same

10.105       Promissory Note for $1,000,000 by PhysiCare,
             L.L.P. and DRCA Houston Clinics, Inc. dated
             effective March 1, 1995                               /2/Same

10.106       Security Agreement between PhysiCare, L.L.P.
             and DRCA Houston Clinics, Inc. dated effective
             March 1, 1995                                         /2/Same

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

10.108       Professional Services Agreement Medical
             Director between William F. Donovan, M.D.
             and the Company dated effective
             March 1, 1995                                         /1/Same

Exhibit No.  Exhibit Title                                          Filed As
- -----------  ---------------------------------                --------------


10.109       Promissory Note for $600,000 by the Company
             to First Interstate Bank of Texas, N.A.
             dated May 15, 1995                                    /2/Same

10.110       Amendment to Loan Agreement dated January 30, 1995
             by and among the Company, Northshore Orthopedics
             Assoc., PhysiCare, L.L.P., and First Interstate
             Bank of Texas, N.A. dated effective May 15, 1995      /2/Same

10.111       Commercial Guarantee by PhysiCare, L.L.P. to
             First Interstate Bank of Texas, N.A. dated
             May 15, 1995                                          /2/Same


- --------------------------

/1/Filed herewith

/2/Filed as exhibits to the Company's initial Quarterly Report on Form 10-QSB for the period ending June 30, 1995.