Form 10QSB
period 1996-06-30
DRCA MEDICAL CORP
filed 1996-08-13
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1996

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

                                 (713) 439-7511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of June 30, 1996, 5,285,975  shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES [_] NO [X]

                            DRCA MEDICAL CORPORATION
                                     INDEX



                                                                 Page
                                                                  No.
                                                                 ----

PART I  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets (June 30, 1996
         and December 31, 1995)                                     1

         Consolidated Statements of Operations for the
         three months and six months ended
         June 30, 1996 and June 30, 1995                            2

         Consolidated Statements of Changes in
         Stockholders' Equity for the six months
         ended June 30, 1996 and June 30, 1995                      3
         Consolidated Statements of Cash Flows for
         the six months ended June 30, 1996 and
         June 30, 1995                                              4

         Notes to Consolidated Financial Statements             5 - 6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations          7 - 9


PART II OTHER INFORMATION

         Item 1 - 6                                           10 - 11

SIGNATURES                                                         12

                            DRCA MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                    June 30,        December 31,
- ------                                                      1996              1995
                                                       --------------     -------------
                                                         (Unaudited)        (Audited)
CURRENT ASSETS
 Cash and equivalents                                  $ 1,200,721         $   109,231
 Accounts receivable, net                                6,599,384           5,552,158
 Income taxes receivable                                         -             404,717
 Notes receivable, net                                     197,260             235,801
 Other current assets                                      256,216             147,855
                                                       -----------         -----------
   TOTAL CURRENT ASSETS                                  8,253,581           6,449,762
                                                       -----------         -----------
PROPERTY AND EQUIPMENT
 Equipment (including equipment under capital leases)    4,644,746           5,531,709
 Leasehold improvements                                    437,686             437,676
 Furniture and fixtures                                    403,689             368,962
 Vehicles                                                  113,509             108,301
                                                       -----------         -----------
                                                         5,599,630           6,446,648
 Less  - accumulated depreciation and amortization      (3,591,539)         (3,999,252)
                                                       -----------         -----------
                                                         2,008,091           2,447,396
                                                       -----------         -----------
INTANGIBLES ASSETS, NET                                    843,363             904,161
                                                       -----------         -----------
OTHER ASSETS                                                39,619              49,620
                                                       -----------         -----------
TOTAL ASSETS                                           $11,144,654         $ 9,850,939
                                                       ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                          979,001         $ 1,166,557
 Accrued expenses                                        1,013,610             683,868
 Deferred income taxes                                     359,700             208,168
 Current obligations under capital leases                   44,968             139,103
 Current portion of notes payable                          450,838           1,597,224
                                                       -----------         -----------
   TOTAL CURRENT LIABILITIES                             2,848,117           3,794,920
                                                       -----------         -----------

NOTES PAYABLE                                              528,527             905,890
OBLIGATIONS UNDER CAPITAL LEASES                            94,876             117,504
DEFERRED INCOME TAXES                                      156,586             156,586
                                                       -----------         -----------
                                                         3,628,106           4,974,900
                                                       -----------         -----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
   shares authorized, 5,301,808 issued                       5,302               5,302
 Preferred stock, $.01 par value 10,000,000
   shares authorized.
       Series A - 8% Cumulative Convertible, 25,226
          shares issued and outstanding                        252                   -
 Additional paid-in capital                              4,857,009           2,470,570
 Retained earnings                                       2,654,001           2,400,183
 Treasury shares, 15,833 shares                                (16)                (16)
                                                       -----------         -----------
   TOTAL STOCKHOLDERS' EQUITY                            7,516,548           4,876,039
                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,144,654         $ 9,850,939
                                                       ===========         ===========


        The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                            Six Months Ended               Quarters Ended
                                        -----------------------        ----------------------
                                         June 30,       June 30,       June 30        June 30
                                           1996           1995           1996           1995
                                        ---------      ---------       --------       --------
REVENUES                                 $8,201,381   $7,561,059    $4,139,684      $3,971,651

Costs and expenses:
 Compensation costs and
   medical services                       3,573,793    3,007,693     1,794,633       1,618,111
 Other direct costs                       1,803,460    1,683,328       918,119         899,168
 Selling, general and administrative      1,212,930    1,109,669       658,447         560,380
 Depreciation and amortization              347,221      577,350       157,242         275,595
 Provision for doubtful accounts            657,111      217,182       309,800          91,413
                                         ----------   ----------    ----------      ----------

INCOME FROM OPERATIONS                      606,866      965,837       301,443         526,984

Loss on sale of subsidiary                  (90,460)           -             -               -
Minority interest                                 -       33,654             -               -
Interest expense                            (94,734)    (152,257)      (28,722)        (78,274)
                                         ----------   ----------    ----------      ----------

INCOME BEFORE  INCOME TAXES                 421,672      847,234       272,721         448,710

Provision for income taxes                 (142,419)    (321,060)      (94,323)       (168,596)
                                         ----------   ----------    ----------      ----------

NET INCOME                               $  279,253   $  526,174    $  178,398      $  280,114
                                         ==========   ==========    ==========      ==========

Earnings per common and
 equivalent share:

   Primary                                     $.05         $.10    $      .03      $      .05
                                         ==========   ==========    ==========      ==========

   Fully Diluted                               $.05         $.10    $      .03      $      .05
                                         ==========   ==========    ==========      ==========



         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996




                             Common Stock            Preferred Stock     Additional
                         ---------------------  -----------------------   Paid In     Retained    Treasury
                          Shares      Amount        Shares       Amount   Capital     Earnings     Stock        Total
                         ---------  ----------  ---------------  ------  ----------  ----------  ----------  -----------
Balance -
 December 31, 1995       5,301,808    $5,302                     $       $2,470,570  $2,400,183     $(16)    $4,876,039

For services rendered                                                      (135,906)                           (135,906)

Issuance of Preferred
 Stock - Series A                                   25,226       $252     2,522,345                           2,522,597

Dividends - Preferred
 Stock - Series A                                                                       (25,435)                (25,435)

Net income                                                                              279,253                 279,253
                         ---------    ------        ------       ----    ----------  -----------    ----     ----------

Balance -
 June 30, 1996           5,301,808    $5,302        25,226       $252    $4,857,009  $2,654,001     $(16)    $7,516,548
                         =========    ======        ======       ====    ==========  ==========     ====     ==========




         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                  June 30           June 30
                                                    1996              1995
                                                -----------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   279,253    $   526,174
 Noncash adjustments:
   Depreciation and amortization                     347,221        551,191
   Minority interest                                       -        (33,654)
   Loss on sale of assets                             90,460              -
 Change in assets and liabilities,
  excluding acquisitions:
 Accounts receivable, net                         (1,047,226)    (1,142,706)
   Other current assets                             (108,361)      (320,525)
   Other assets                                            -          7,788
   Accounts payable                                 (187,556)      (397,395)
   Accrued expenses                                  329,743        176,896
   Income taxes receivable/payable                   556,249        135,049
                                                 -----------    -----------
   Net cash provided (used) by operating activities  259,783       (497,182)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                 (323,983)       (52,008)
 Net proceeds from sale of subsidiary                700,000              -
 Issuance of notes receivable                              -       (500,000)
 Collections on notes receivable                      38,541        382,001
                                                 -----------    -----------
 Net cash provided (used) by investing
  activities                                         414,558       (170,007)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank borrowings                                           -        351,577
 Payments on bank borrowings                        (949,903)             -
 Proceeds from issuance of notes
  payable                                                  -      1,413,049
 Payments on other notes, net                       (887,437)    (1,614,188)
 Payments on capital lease obligations              (116,767)      (208,304)
 Issuance of preferred stock, net of offering
  costs                                            2,396,691              -
 Accrued dividends                                   (25,435)             -
                                                 -----------    -----------
Net cash provided (used) by financing activities     417,149        (57,866)
                                                 -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS
CASH AND EQUIVALENTS:                              1,091,490       (725,055)
 BEGINNING OF YEAR                                   109,231        813,942
                                                 -----------    -----------
 END OF QUARTER                                  $ 1,200,721    $    88,887
                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                   $    94,734    $   167,718
 Income taxes paid/(recovered)                      (416,653)             -
 Property and equipment acquired with
  debt                                               313,595              -




         The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 1996

NOTE 1 BASIS OF PRESENTATION:

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

 Certain amounts in the June 30, 1995 consolidated statements of operations have been reclassified to conform to the June 30, 1996 presentation, the most significant of which is an allocation of a portion of the provision for doubtful accounts to contractual allowances to more properly reflect revenue from services rendered to personal injury claimants at the net amounts expected to be collected upon claim adjudication. The reclassification was based on improved historical information and currently expected recovery rates. In addition, selected natural expense classifications have been presented to enhance industry comparability. None of these changes affected net income or loss.


 NOTE 2  EARNINGS PER COMMON SHARE:

 Primary earnings per common share is computed by dividing net income reduced by preferred dividends by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalents include stock options and warrants.

 Fully diluted earnings per common share is the more dilutive result of the following alternate calculations: (1) Reduce net income by preferred stock dividends, producing earnings available for common shareholders (EACS). Divide EACS by the weighted average of common stock and dilutive common stock equivalents outstanding during the period; or (2) Calculate fully diluted shares by adding the weighted average of common and dilutive common stock equivalents outstanding plus the number of shares of common stock which would be issued assuming the conversion of the convertible preferred stock and accrued dividends thereon into common stock. Divide net income by fully diluted shares.

                                                 THREE MONTHS ENDED
                                               -----------------------
                                                June 30,     June 30,
                                                  1996         1995
                                               -----------  ----------
 Primary
   Weighted average of common shares
       and common stock equivalents             5,461,340    5,337,389
                                               ==========   ==========

 Net Income                                    $  178,398   $  280,114
 Preferred dividends                              (25,433)           0
                                               ----------   ----------
 Earnings available for common shareholders       152,965      280,114
                                               ==========   ==========

 Earnings Per Share                            $      .03   $      .05
                                               ==========   ==========

 Fully diluted
   Weighted average of common shares
       and common stock equivalents             5,461,340    5,337,389
                                               ==========   ==========

 Net Income                                    $  178,398   $  280,114
 Preferred dividends                              (25,433)           0
                                               ----------   ----------
 Earnings available for common shareholders       152,965      280,114
                                               ==========   ==========

 Earnings Per Share                            $      .03   $      .05
                                               ==========   ==========


                                                  SIX MONTHS ENDED
                                               -----------------------
                                                 June 30,     June 30,
                                                   1996         1995
                                               ----------   ----------
 Primary
   Weighted average of common shares
       and common stock equivalents             5,460,155    5,314,424
                                               ==========   ==========

 Net Income                                    $  279,253   $  526,174
 Preferred dividends                              (25,433)           0
                                               ----------   ----------
 Earnings available for common shareholders       253,820      526,174
                                               ==========   ==========

 Earnings Per Share                            $      .05   $      .10
                                               ==========   ==========

 Fully diluted
   Weighted average of common shares
       and common stock equivalents             5,460,155    5,330,101
   Preferred conversion shares                    728,010            0
                                               ----------   ----------
   Fully diluted shares                         6,188,165    5,330,101
                                               ==========   ==========

 Net Income                                    $  279,253   $  526,174
                                               ==========   ==========

 Earnings Per Share                            $      .05   $      .10
                                               ==========   ==========

                                     PART I
                             FINANCIAL INFORMATION


 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


 RESULTS OF OPERATIONS:

 In March 1995, the Company assisted in the formation of a Houston based medical group. Upon its formation, the new medical group encompassed all of the Company's Houston-based clinical and ancillary service operations as well as two orthopedic clinics which joined with the group at its formation. The second quarter of 1995 and 1996 each include three months of the new group's operations. The six month period ended June 30, 1995 includes only four months of the new group and is, therefore, not directly comparable to 1996 results.
 In November 1995, the Company stopped operating one of its clinics in Little Rock, Arkansas and subleased the facility and equipment to a third party. In March 1996, the Company sold a subsidiary in Little Rock, Arkansas which included the Company's MRI clinic and other assets. Results of operations of both the clinic under sublease and the subsidiary were included in the results for the three and six months ended June 30, 1995. The discontinuation of these operations saved over $55,000 in the quarter ended June 30, 1996, an annualized savings of over $220,000.


 THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30,
 1995.

 Revenues.

 Revenues for the second quarter rose $168,033 (4%) over 1995. Revenues from orthopedics practices increased $220,857 (20%) while other on-going clinical and ancillary service revenue rose $122,328 (5%).

 Compensation Costs and Medical Services and Other Direct Costs.

 Compensation Costs and Medical Services increased by $176,522 (11%) and Other Direct Costs increased by $18,951 (2%). These costs to operate the orthopedics practices and all other on-going clinical and ancillary service operations rose by $342,570.

 Selling, General and Administrative Expenses.

 Expenses increased by $98,067 or about 18%. Legal and accounting fees increased by about $53,000 mainly for expenses related to issuance of a subordinated note which was converted into Series A Preferred Stock, changing the Company's Articles of Incorporation (See Part II, Item 2), and the sale of a wholly-owned subsidiary of the Company. About $15,000 of the increase was incurred in the Company's continuing efforts to expand into new geographic markets. The remainder of the increase is attributed to normal variances based on the Company's increased revenues.

 Depreciation and Amortization.

 Expenses decreased due mainly to the sale of a wholly-owned subsidiary in March, 1996, and to the full depreciation of certain older fixed assets in 1995.

 Provision for Doubtful Accounts.

 Expenses increased in 1996 mainly due to an increase in the allowance for claims billed to third-party payors.

 Interest Expense.

 Interest expense decreased by $49,552, mainly due to the reduction of the principal balances on various notes and capital lease obligations, a portion of which resulted from the retirement of debt associated with the sale of a wholly-owned subsidiary in March, 1996.


 SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

 Revenues.

 Revenues for the first six months of 1996 increased $640,322 (8%) over the same period in 1995. Revenues from orthopedics practices rose $$1,185,446 (82%). Other on-going clinical and ancillary service revenues were lower by $150,128.

 Compensation Costs and Medical Services.

 Compensation Costs and Medical Services rose by $566,100 (19%) and Other Direct Costs increased $120,132 (7%). These costs to operate the orthopedics practices and all other on-going clinical and ancillary services increased $908,794.

 Selling, General and Administrative Expenses.

 Expenses increased by $103,261 or about 9%. Legal and accounting fees increased by about $57,000 mainly for expenses related to issuance of a subordinated note which was converted into Series A Preferred Stock, changing the Company's Articles of Incorporation (See Part II, Item 2), and the sale of a wholly-owned subsidiary of the Company. About $18,000 of the increase was incurred in the Company's continuing efforts to expand into new geographic markets. The remainder of the increase is attributed to normal variances based on the Company's increased revenues.

 Depreciation and Amortization.

 Expenses decreased due mainly to the sale of a wholly-owned subsidiary in March, 1996, and to the full depreciation of certain older fixed assets in 1995.

 Provision for Doubtful Accounts.

 Expenses increased in 1996 due to an increase in the Company's revenues, and to an increase in the allowance for claims billed to third-party payors.

 Loss on Sale of Subsidiary.

 The Company recorded a loss on the sale of a wholly-owned subsidiary in March, 1996. Proceeds from the sale were sufficient to retire the Company's liabilities related to the subsidiary.

 Minority Interest.

 Minority interest in income decreased by $33,654 due to the Company's winding down of all partnership interests.

 Interest Expense.

 Interest expense decreased by $57,523, mainly due to the reduction of the principal balances on various notes and capital lease obligations, a portion of which resulted from the retirement of debt associated with the sale of a wholly-owned subsidiary in March, 1996.


 LIQUIDITY AND CAPITAL RESOURCES

 In April, 1996, the Company issued a $2.5 million convertible subordinated note to provide acquisition and working capital in support of the Company's planned expansion. At the Company's annual shareholders' meeting on May 9, 1996, over two-thirds of the Company's shareholders approved the creation of 10,000,000 shares of preferred stock. Immediately thereafter, the Company's board of directors approved the issuance of 25,226 shares of the Company's Series A Preferred Stock in exchange for the $2.5 million convertible subordinated note plus $22,603 in accrued interest thereon. Net proceeds to the Company after offering costs were $2,396,691. The Company has plans to expand its physician practice management services through the acquisition of orthopedic and orthopedics-related medical practice assets and through the acquisition or development of musculoskeletal injury- and illness-related ancillary services required by these medical practices. Depending upon the Company's experience in this expansion program, additional sources of acquisition and working capital may be required.

 The Company makes continuing estimates of the collectibility of patient billings as part of its normal accounting procedure (See Part I, Note 1). Estimates are reviewed and revised on an on-going basis as reimbursements are received and recorded against accounts receivable. In conjunction with this process, the Company has recorded a larger allowance for uncollectible accounts receivable than that recorded in prior periods. This also resulted in an increased provision for doubtful accounts expense as compared to prior reporting periods. Liquidity and expenses could be impacted by future changes in the estimate of collectibility of the Company's accounts receivable. Although currently due, accounts receivable from personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers. The collectibility of personal injury revenues is generally on par with other payors, however, the passage of time between treatment and final adjudication of the claim makes estimates of collectibility on these accounts subject to future revision. The percentage of net accounts receivable attributable to personal injury claims has remained essentially unchanged at 43% since the last fiscal year end.

 The Company's working capital at June 30, 1996 was $5,405,464 as compared to $2,654,842 on December 31, 1995, an increase of $2,750,622. This increase is principally due to the Company's receipt of net proceeds of $2,396,691 from the issuance of the Series A Preferred Stock in 1996. The remainder of the change in working capital is attributable to a $1,047,226 increase in net accounts receivable, which increase was more than offset by changes resulting from normal operations and the Company's receipt of an income tax refund of approximately $400,000.

                                    PART II
                               OTHER INFORMATION


 Item 1  Legal Proceedings

      The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.

 Item 2  Changes in Securities

      An amendment of the Company's Articles of Incorporation to authorize the issuance of 10,000,000 shares of preferred stock, $.01 par value, was approved by the Company's stockholders at the annual meeting of the Company's stockholders held on May 9, 1996. Pursuant to the amendment, the Company's Board of Directors is authorized to establish, designate and issue from time to time one or more series of Preferred Stock, without further authorization of the Company's stockholders, and to fix the number of shares and the relative rights and preferences of the authorized shares of each such series.

      The Board of Directors of the Company has designated 26,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock provides for quarterly, cumulative dividends that accrue at the rate of (I) $8.00 per share per annum for the period beginning on the date of issuance and ending on June 30, 2001; (ii) $10.00 per share per annum for the period beginning July 1, 2001 and ending on June 30, 2002; (iii) $12.00 per share per annum for the period beginning July 1, 2002 and ending on June 30, 2003, and
 (iv) $16.00 per share per annum after July 1, 2004, and shall be first payable
 on June 30, 1999 (subject to certain extensions).   Payment of such dividends
 shall be in preference and priority to any dividends paid to holders of the Common Stock. The Series A Preferred Stock is convertible into shares of Common Stock at a rate equal to that amount to be received for each share of Series A Preferred Stock in liquidation ($100 per share plus accrued but unpaid dividends) divided by a factor of $3.50 (subject to adjustment). Each holder of the Series A Preferred Stock is entitled to voting rights with respect to any matters put before the Company's stockholders, in an amount of votes equal to the number of whole shares into which the shares of Series A Preferred Stock are convertible at the time of such vote. In addition, the consent of two-thirds of the Series A Preferred Stock, voting as a class, is necessary for the Company to sell all or substantially all of its assets or effect any merger, consolidation or share exchange.

 Item 3  Defaults upon Senior Securities

      This item is not applicable.

 Item 4  Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders was held on May 9, 1996. The following persons were elected to the Company's Board of Directors to hold office fore the ensuing year.


                                     For     Withheld
                                  ---------  --------

      Jose E. Kauachi             5,069,927   102,650
      William F. Donovan, M.D.    5,093,627    78,950
      Victor M. Rivera, M.D.      5,057,627   114,950
      Thomas M. Conner            5,097,527    75,050


      The results of the voting for ratification of Price Waterhouse to serve as the Company's independent accountant for the fiscal year ending December 31, 1995, were as follows:

      For: 5,131,676          Against: 8,851          Abstained: 32,050

      The results of the voting for approval to amend the Articles of Incorporation to authorize a new class of 10,000,000 shares of Preferred Stock were as follows:

      For: 3,562,561          Against: 324,620      Abstained: 45,650
      Broker Non-Votes:   1,239,756

      The results of the voting for approval to amend the Articles of Incorporation to terminate certain restrictions on the number of directors of the Company were as follows:

      For: 4,789,633          Against: 126,125       Abstained: 93,600
      Broker Non-Votes:   163,219

 Item 5  Other Information

      This item is not applicable.

 Item 6 (a)  Exhibits and Exhibit Index

 Exhibit No.  Exhibit Title                               Filed As
 -----------  -------------                               --------

 3.1          Articles of Incorporation of the Company,
              as amended to date                          /1/Same

 10.50        Investment Agreement by and between
              the Company and Chartwell Capital
              Investors, L.P. dated April 12, 1996        /1/Same

 10.51        Option Agreement between the Company and
              Thomas M. Conner dated April 11, 1996       /1/Same

 10.52        Option Agreement between the Company and
              Victor M. Rivera, M.D. dated April 11, 1996 /1/Same

Item 6 (b)  Reports on Form 8-K

   This item is not applicable.

- -------------------
 /1/Filed herewith

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DRCA MEDICAL CORPORATION


                                By:  /s/ JOSE E. KAUACHI
                                    -------------------------------
                                       JOSE E. KAUACHI,
                                       Chairman of the Board,
                                       President & Chief Executive Officer

                                Dated: August 14, 1996

 In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                                Title                       Date
 ---------                                -----                       ----
 By: /s/ JOSE E. KAUACHI      Chairman of the Board, President   August 14, 1996
    ----------------------     and Chief Executive Officer
        JOSE E. KAUACHI


 By: /s/JEFFERSON R. CASEY    Senior Vice President, Treasurer   August 14, 1996
    -----------------------    (Principal Financial & Accounting
        JEFFERSON R. CASEY     Officer), and Secretary