Form 10QSB
period 1996-09-30
DRCA MEDICAL CORP
filed 1996-11-14
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996
                                               -------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ________________TO_____________________


                          COMMISSION FILE NO. 1-10677
                                              -------


                            DRCA MEDICAL CORPORATION
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                      76-0203483
-------------------------                         -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


               Three Riverway, Suite 1430, Houston, Texas  77056
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 439-7511
                         ----------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
                              ---------------------
      (Former Name, Address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

As of September 30, 1996, 5,285,975  shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES [ ]  NO [X]

                            DRCA MEDICAL CORPORATION
                                     INDEX

                                                                                    Page
                                                                                     No.
                                                                                    ----
PART I  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Balance Sheets (September 30, 1996
                 and December 31, 1995)                                                1

                 Consolidated Statements of Operations for the
                 three months and nine months ended
                 September 30, 1996 and September 30, 1995                             2

                 Consolidated Statements of Changes in
                 Stockholders' Equity for the nine months
                 ended September 30, 1996 and September 30, 1995                       3

                 Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1996 and
                 September 30, 1995                                                    4

                 Notes to Consolidated Financial Statements                        5 - 6

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                      7 - 9

PART II OTHER INFORMATION

        Item 1 - 6                                                                    10

SIGNATURES                                                                            11

                            DRCA MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                    September 30,      December 31,
------                                                         1996              1995
                                                          -------------      -------------
                                                           (Unaudited)         (Audited)
CURRENT ASSETS
 Cash and equivalents                                       $ 1,160,041       $   109,231
 Accounts receivable, net                                     7,343,605         5,552,158
 Income taxes receivable                                              -           404,717
 Notes receivable, net                                          109,010           235,801
 Other current assets                                           242,377           147,855
                                                            -----------       -----------
   TOTAL CURRENT ASSETS                                       8,855,033         6,449,762
                                                            -----------       -----------
PROPERTY AND EQUIPMENT
 Equipment (including equipment under capital leases)         4,747,787         5,531,709
 Leasehold improvements                                         448,840           437,676
 Furniture and fixtures                                         403,688           368,962
 Vehicles                                                       113,509           108,301
                                                            -----------       -----------
                                                              5,713,824         6,446,648
 Less  - accumulated depreciation and amortization           (3,793,926)       (3,999,252)
                                                            -----------       -----------
                                                              1,919,898         2,447,396
                                                            -----------       -----------
INTANGIBLES ASSETS, NET                                         812,965           904,161
                                                            -----------       -----------
OTHER ASSETS                                                     39,852            49,620
                                                            -----------       -----------
  TOTAL ASSETS                                              $11,627,748       $ 9,850,939
                                                            ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
           --------------------------------------

CURRENT LIABILITIES
 Accounts payable                                           $ 1,140,483       $ 1,166,557
 Accrued expenses                                             1,239,289           683,868
 Deferred income taxes                                          392,638           208,168
 Current obligations under capital leases                        56,718           139,103
 Current portion of notes payable                               544,777         1,597,224
                                                            -----------       -----------
   TOTAL CURRENT LIABILITIES                                  3,373,905         3,794,920
                                                            -----------       -----------

NOTES PAYABLE                                                   454,290           905,890
OBLIGATIONS UNDER CAPITAL LEASES                                106,234           117,504
DEFERRED INCOME TAXES                                           156,586           156,586
                                                            -----------       -----------
                                                              4,091,015         4,974,900
                                                            -----------       -----------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
   shares authorized, 5,301,808 issued                            5,302             5,302
 Preferred stock, $.01 par value 10,000,000
   shares authorized.
       Series A - 8% Cumulative Convertible, 25,226
          shares issued and outstanding                             252                 -
     Additional paid-in capital                               4,848,279         2,470,570
 Retained earnings                                            2,682,916         2,400,183
 Treasury shares, 15,833 shares                                     (16)              (16)
                                                            -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                 7,536,733         4,876,039
                                                            ===========       ===========
COMMITMENTS AND CONTINGENCIES
                                                            -----------       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $11,627,748       $ 9,850,939
                                                            ===========       ===========

   The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                            Nine Months Ended                Quarters Ended
                                       ---------------------------   -------------------------------

                                       September 30,  September 30,   September 30     September 30
                                            1996           1995           1996            1995
                                       -------------  -------------   ------------     ------------
REVENUES                                $12,264,848   $11,790,765      $4,063,467        $4,229,706

Costs and expenses:
 Compensation costs and
   medical services                       5,409,815     4,760,424       1,836,022         1,752,731
 Other direct costs                       2,810,247     2,675,250       1,006,787           991,922
 Selling, general and administrative      1,812,357     1,679,575         599,427           569,906
 Depreciation and amortization              580,007       852,945         232,786           275,595
 Provision for doubtful accounts            898,711       514,585         241,600           297,403
                                        -----------   -----------      ----------        ----------

INCOME FROM OPERATIONS                      753,711     1,307,986         146,845           342,149

Loss on sale of subsidiary                  (90,460)            -               -                 -

Minority interest                                 -        33,654               -                 -
Interest expense                           (101,978)     (227,633)         (7,244)          (75,376)
                                        -----------   -----------      ----------        ----------

INCOME BEFORE  INCOME TAXES                 561,273     1,114,007         139,601           266,773

Provision for income taxes                 (202,239)     (427,603)        (59,820)         (106,543)
                                        -----------   -----------      ----------        ----------

NET INCOME                              $   359,034   $   686,404      $   79,781        $  160,230
                                        ===========   ===========      ==========        ==========

Earnings per common and
 equivalent share:

   Primary                                     $.05          $.13      $      .01        $      .03
                                        ===========   ===========      ==========        ==========

   Fully Diluted                               $.05          $.13      $      .01        $      .03
                                        ===========   ===========      ==========        ==========



         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                               Common Stock       Preferred Stock    Additional
                         ---------------------  -------------------    Paid In     Retained     Treasury
                           Shares     Amount     Shares     Amount     Capital     Earnings      Stock        Total
                         ----------  ---------  -------  ----------  ----------  -----------  -----------  -----------
Balance -
 December 31, 1995       5,301,808   $  5,302   $        $           $2,470,570  $2,400,183   $      (16)  $4,876,039

For services rendered                                                  (144,636)                             (144,636)

Issuance of Preferred
 Stock - Series A                                25,226  $      252   2,522,345                             2,522,597

Dividends - Preferred
 Stock - Series A                                                                   (76,301)                  (76,301)

Net income                                                                          359,034                   359,034
                         ----------  ---------  -------  ----------  ----------  -----------  -----------  -----------
Balance -
 September 30, 1996      5,301,808   $  5,302    25,226  $      252  $4,848,279  $2,682,916   $      (16)  $7,536,733
                         =========   ========   =======  ==========  ==========  ==========   ==========   ==========




         The accompanying notes are an integral part of this statement.

                            DRCA MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                 September 30          September 30
                                                     1996                  1995
                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   359,034              $   686,404
 Noncash adjustments:
   Depreciation and amortization                    580,007                  826,786
   Minority interest                                      -                  (33,654)
   Loss on sale of assets                            90,460                        -
 Change in assets and liabilities,
  excluding acquisitions:
 Accounts receivable, net                        (1,791,447)              (1,660,940)
   Other current assets                             (94,522)                (233,270)
   Other assets                                       9,768                    7,788
   Accounts payable                                 (26,075)                (363,307)
   Accrued expenses                                 555,421                  315,563
   Income taxes receivable/payable                  589,187                  (42,701)
                                                -----------              -----------
   Net cash provided (used) by operating
    activities                                      271,833                 (497,331)
                                                -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                (402,027)                 (55,999)
 Net proceeds from sale of subsidiary               700,000                        -
 Issuance of notes receivable                             -                 (500,000)
 Collections on notes receivable                    126,791                  538,832
                                                -----------              -----------
   Net cash provided (used) by investing
    activities                                      424,764                  (17,167)
                                                -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank borrowings                                          -                  501,577
 Payments on bank borrowings                       (401,577)                       -
 Proceeds from issuance of notes
  payable                                                 -                1,451,353
 Payments on other notes, net                    (1,416,065)              (1,893,756)
 Payments on capital lease
  obligations                                      (129,805)                (310,995)
 Issuance of preferred stock, net of offering
  costs                                           2,377,961                        -
 Distribution to limited partners                         -                  (17,712)
 Accrued dividends                                  (76,301)                       -
                                                -----------              -----------
   Net cash provided (used) by financing
    activities                                      354,213                 (269,533)
                                                -----------              -----------
NET CHANGE IN CASH AND EQUIVALENTS
CASH AND EQUIVALENTS:                             1,050,810                 (784,031)
 BEGINNING OF YEAR                                  109,231                  813,942
                                                -----------              -----------
 END OF QUARTER                                 $ 1,160,041              $    29,911
                                                ===========              ===========
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                  $   109,908              $   243,457
 Income taxes paid/(recovered)                     (416,653)                 405,000
 Property and equipment acquired
  with debt                                         349,745                        -




         The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996



 NOTE 1   BASIS OF PRESENTATION:
 ------   ----------------------

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

 Certain amounts in the September 30, 1995 consolidated statements of operations have been reclassified to conform to the September 30, 1996 presentation, the most significant of which is an allocation of a portion of the provision for doubtful accounts to contractual allowances to more properly reflect revenue from services rendered to personal injury claimants at the net amounts expected to be collected upon claim adjudication. The reclassification was based on improved historical information and currently expected recovery rates. In addition, selected natural expense classifications have been presented to enhance industry comparability. None of these changes affected net income or loss.


 NOTE 2  EARNINGS PER COMMON SHARE:
 ------  -------------------------

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

                                                     THREE MONTHS ENDED
                                               ----------------------------
                                                September 30,  September 30,
                                                    1996            1995
                                               --------------  -------------
 Primary
   Weighted average of common shares
       and common stock equivalents                5,466,407    5,412,396
                                                  ==========   ==========

 Net Income                                       $   79,781   $  160,230
 Preferred dividends                                 (50,867)           0
                                                  ----------   ----------
 Earnings available for common shareholders           28,914      160,230
                                                  ==========   ==========

 Earnings Per Share                               $      .01   $      .03
                                                  ==========   ==========

 Fully diluted
   Weighted average of common shares
       and common stock equivalents                5,466,407    5,412,396
                                                  ==========   ==========

 Net Income                                       $   79,781   $  160,230
 Preferred dividends                                 (50,867)           0
                                                  ----------   ----------
 Earnings available for common shareholders           28,914      160,230
                                                  ==========   ==========

 Earnings Per Share                               $      .01   $      .03
                                                  ==========   ==========

                                                     NINE MONTHS ENDED
                                                ---------------------------
                                                September 30,  September 30,
                                                    1996            1995
                                               --------------  -------------
Primary
   Weighted average of common shares
       and common stock equivalents                5,466,407    5,357,251
                                                  ==========   ==========

 Net Income                                       $  359,034   $  686,404
 Preferred dividends                                 (76,300)           0
                                                  ----------   ----------
 Earnings available for common shareholders          282,734      686,404
                                                  ==========   ==========

 Earnings Per Share                               $      .05   $      .13
                                                  ==========   ==========

 Fully diluted
   Weighted average of common shares
       and common stock equivalents                5,466,407    5,445,342
                                                  ==========   ==========

 Net Income                                       $  359,034    $ 686,404
 Preferred dividends                                 (76,300)           -
                                                  ----------   ----------
 Earnings available for common shareholder           282,734      686,404
                                                  ==========   ==========

 Earnings Per Share                               $      .05   $      .13
                                                  ==========   ==========

                                     PART I
                             FINANCIAL INFORMATION


 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


 RESULTS OF OPERATIONS:

 In March 1995, the Company assisted in the formation of a Houston based medical group. Upon its formation, the new medical group encompassed all of the Company's Houston-based clinical and ancillary service operations as well as two orthopedic clinics which joined with the group at its formation. The third quarter of 1995 and 1996 each include three months of the new group's operations. The nine month period ended September 30, 1995 includes only seven months of the new group and is, therefore, not directly comparable to 1996 results. In November 1995, the Company stopped operating one of its clinics in Little Rock, Arkansas and subleased the facility and equipment to a third party. In March 1996, the Company sold a subsidiary in Little Rock, Arkansas which included the Company's MRI clinic and other assets. Results of operations of both the clinic under sublease and the subsidiary were included in the results for the three and nine months ended September 30, 1995. The discontinuation of these operations saved over $58,000 in the quarter ended September 30, 1996, an annualized savings of over $232,000 as compared to the financial performance of these operations as of their discontinuance.


 THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995.

 Revenues.

 Revenues for the third quarter decreased by $166,239 (4%) as compared to the same period in 1995. Revenues from orthopedics practices increased $356,728 (46%) while other on-going clinical and ancillary service revenues decreased by
 approximately $322,000.   An additional reduction in revenues of about $201,000
 as compared to 1995 is attributable to 1995 operations which were discontinued prior to September 30, 1996.

 Compensation Costs and Medical Services and Other Direct Costs.

 Compensation Costs and Medical Services increased by $83,291 (5%) and Other Direct Costs increased by $14,865 (1%). These costs to operate the orthopedics practices rose by $177,356.

 Selling, General and Administrative Expenses.

 Expenses increased by $29,521. Wages increased by $40,969 mainly due to increased staffing and other expenses decreased by $11,448.

 Depreciation and Amortization.

 Expenses decreased due mainly to the sale of a wholly-owned subsidiary in March, 1996, and because of the full amortization of a four-year non-compete agreement as of December, 1995.

 Provision for Doubtful Accounts.

 Expenses decreased in 1996 mainly due to the decrease in revenues and to the net change in the year-to-date estimate of the allowance for doubtful accounts relating to gross accounts receivable as of September 30, 1996 (See Part I, Note 1).

 Interest Expense.

 Interest expense decreased by $68,132, mainly due to the reduction of the principal balances on various notes and capital lease obligations, a portion of which resulted from the retirement of debt associated with the sale of a wholly-owned subsidiary in March, 1996.


 NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

 Revenues.

 Revenues for the first nine months of 1996 increased $474,083 (4%) over the same period in 1995. Revenues from orthopedics practices rose $1,373,523 (75%). Other on-going clinical and ancillary service revenues were lower by approximately $314,000 while an additional reduction of about $585,000 is attributable to the revenues of operations which were discontinued prior to this report.

 Compensation Costs and Medical Services and Other Direct Costs.

 Compensation Costs and Medical Services rose by $649,391 (14%) and Other Direct Costs increased $134,997 (5%). These costs to operate the orthopedics practices increased $604,074.

 Selling, General and Administrative Expenses.

 Expenses increased by $132,782 or about 8%. Legal, accounting and professional fees increased by about $56,000 mainly for expenses related to issuance of a subordinated note which was converted into Series A Preferred Stock, changing the Company's Articles of Incorporation, and the sale of a wholly-owned subsidiary of the Company. About $18,000 of the increase was incurred in the Company's continuing efforts to expand into new geographic markets. The remainder of the increase is attributed to normal variances based principally on the Company's increased revenues.

 Depreciation and Amortization.

 Expenses decreased mainly due to the sale of a wholly-owned subsidiary in March, 1996, and because of the full amortization of a four year non-compete agreement as of December 31, 1995.

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

 Interest Expense.

 Interest expense decreased by $125,655, mainly due to the reduction of the principal balances on various notes and capital lease obligations, a portion of which resulted from the retirement of debt associated with the sale of a wholly-owned subsidiary in March, 1996.


 LIQUIDITY AND CAPITAL RESOURCES

 In April, 1996, the Company issued a $2.5 million convertible subordinated note to provide acquisition and working capital in support of the Company's planned expansion. At the Company's annual shareholders' meeting on May 9, 1996, over two-thirds of the Company's shareholders approved the creation of 10,000,000 shares of preferred stock. Immediately thereafter, the Company's board of directors approved the issuance of 25,226 shares of the Company's Series A Preferred Stock in exchange for the $2.5 million convertible subordinated note plus $22,603 in accrued interest thereon. Net proceeds to the Company after offering costs were $2,377,961. The Company has plans to expand its physician practice management services through the acquisition of orthopedic and orthopedics-related medical practice assets and through the acquisition or development of musculoskeletal injury- and illness-related ancillary services required by these medical practices. Depending upon the Company's experience in this expansion program, additional sources of acquisition and working capital may be required.

 The Company makes continuing estimates of the collectibility of patient billings as part of its normal accounting procedure (See Part I, Note 1). Estimates are reviewed and revised on an on-going basis as reimbursements are received and recorded against accounts receivable. In conjunction with this process, the Company has recorded a larger allowance for uncollectible accounts receivable than that recorded in prior periods. This also resulted in an increased provision for doubtful accounts expense as compared to that recorded for the first nine months of 1995. Liquidity and expenses could be impacted by future changes in the estimate of collectibility of the Company's accounts receivable. Although currently due, accounts receivable from personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers. The net collectibility of personal injury revenues is generally on par with other payors, however, the passage of time between treatment and final adjudication of the claim, as well as the inherent uncertainty of the judicial process and its impact on settlement of personal injury claims, makes estimates of collectibility on these accounts subject to future revision. The percentage of net accounts receivable attributable to personal injury claims is approximately 37%, as compared to 43% at the end of the last fiscal year.

 The Company's working capital at September 30, 1996 was $5,481,128 as compared to $2,654,842 on December 31, 1995, an increase of $2,826,286. This increase is principally due to the Company's receipt of net proceeds of $2,377,961 from the issuance of the Series A Preferred Stock in 1996, the retention of earnings for the nine month period ending September 30, 1996 and the retirement of the current portion of a note payable related to the sale of a wholly-owned subsidiary in March, 1996.

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

 Item 6  (a)  Exhibits and Exhibit Index

      This item is not applicable.

         (b)  Reports on Form 8-K

      This item is not applicable.

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DRCA MEDICAL CORPORATION


                                By:   /s/ JOSE E. KAUACHI
                                    --------------------------------
                                       JOSE E. KAUACHI,
                                       Chairman of the Board, President and
                                       Chief Executive Officer

                                Dated: November 13, 1996

 In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 Signature                                 Title                            Date
 ---------                                 -----                            ----
 By: /s/ JOSE E. KAUACHI         Chairman of the Board, President     November 13, 1996
 ----------------------------     and Chief Executive Officer
        JOSE E. KAUACHI

 By: /s/ JEFFERSON R. CASEY      Senior Vice President, Treasurer     November 13, 1996
 ---------------------------      (Principal Financial & Accounting
        JEFFERSON R. CASEY        Officer), and Secretary
