Form 10-K
period 1996-12-31
DRCA MEDICAL CORP
filed 1997-03-31
CIK 807144

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                  FORM 10-KSB

(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Transition period from _______________ to _____________

                        Commission file number 1-10677

                         Integrated Orthopaedics, Inc.
                      (formerly DRCA Medical Corporation)
       (Exact name of small business issuer as specified in its charter)

          Texas                                           76-0203483
(State or other jurisdiction of                         (IRS Employer
 incorporation or orgainzation                           Identification No.)



                 3 Riverway, Suite 1430, Houston, Texas  77056
         (Address of principal executive offices, including zip code)

                                (713) 439-7511
               (Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange
Title of each class                                 on which registered
   Common Stock                                    American Stock Exchange




     Securities registered under Section 12(g) of the Exchange Act:  None

   Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Net revenues of the issuer for the fiscal year ended December 31, 1996 were $14,313,154.

   The aggregate market value of Common Stock held by non-affiliates of the issuer as of March 17, 1997, computed by reference to the closing price at which the stock was sold, was $13,852,137.

   As of March 17, 1997,  5,286,641 shares of Common Stock were outstanding

   Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      Documents Incorporated by Reference
Portions of the Proxy Statement for registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                The Exhibit Index is located on pages 34 - 37.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                              GENERAL

DESCRIPTION OF COMPANY

Integrated Orthopaedics, Inc. (formerly DRCA Medical Corporation) was formed on April 1, 1990 as a successor corporation ("IOI", "DRCA" or the "Company"). The Company has organized its operations through wholly- and majority-owed subsidiaries and affiliates controlled through contract and otherwise.

DESCRIPTION OF SERVICES

IOI is a Physician Practice Management ("PPM") company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. In December, 1996, the Company divested substantially all assets not directly related to the planned expansion of its management of musculoskeletal-related healthcare delivery systems in selected geographic markets. IOI's current business strategy is to acquire, develop and manage orthopaedic and other musculoskeletal-related medical practices and ancillary services in selected markets so as to provide a cost effective, broad continuum of health care services required by patients with musculoskeletal injuries and illnesses. Pursuant to a long term management agreement, the Company currently manages a musculoskeletal-related healthcare delivery system in Houston, Texas which consists of orthopaedic and orthopaedics-related medical services, diagnostic imaging, physical and occupational rehabilitation, pain management and work hardening. These operations provide a broad range of orthopaedic medicine and ancillary services to diagnose, treat and rehabilitate patients with musculoskeletal injuries and illnesses.

The musculoskeletal-related healthcare delivery system currently managed by the Company includes an orthopaedic medicine practice, three work hardening clinics, two physical/occupational therapy centers (one of which is operated under a facility management contract with a major hospital system), and one magnetic resonance imaging center in Houston, Texas. During 1996, the Company, in a strategic effort to restructure its operations towards a single focus musculoskeletal-related physician practice management company, divested its interests in eight occupational medicine centers, four physical and medical therapy centers associated with the occupational medicine centers, seven mobile health testing units operated in conjunction with the occupational medicine programs in Houston, Texas and Little Rock, Arkansas, and one magnetic resonance imaging ("MRI") center in Little Rock, Arkansas.

Services provided by medical providers under management by the Company include diagnostic, treatment and rehabilitation programs for patients experiencing disabilities due to a variety of physical or orthopaedic problems principally related to musculoskeletal disorders common to on-the-job injuries, sports injuries, and age-related musculoskeletal injuries and illnesses. Services are provided to patients who are members of preferred provider or managed care organizations, as well as those who are covered by workers' compensation insurance. Revenues are also derived by the medical group from services to personal injury patients and, to a small extent, from patients covered under Medicare.

In March 1995, the Company reorganized its Houston operations whereby substantially all medical and ancillary services are provided by a medical group practice affiliated with the Company. In connection with this reorganization, the Company entered into a long term management services agreement with a newly formed medical group in Houston, Texas. At its inception, this group included the Houston-based non-medical, ancillary and rehabilitation services previously provided directly by DRCA, the occupational medicine and mobile health testing components of the managed occupational health care program previously provided by a professional medical association under management contract with DRCA, and one orthopaedic medicine practice with two clinic locations in Houston. In this regard, the Company assisted in the formation of this professional limited liability partnership ("PLLP") and all medical and ancillary services in the Houston region have been consolidated within the PLLP. This structure is designed to streamline the Company's billing and collection procedures as well as provide a vehicle through which to contract all services with managed care payors. It is the intention of the Company and its affiliated medical groups to comply with federal and state laws which prohibit the corporate practice of medicine, referrals by physicians to certain ancillary service providers in which the physician has a financial interest, and kick backs (or payments to physicians for patient referrals). The legal structure described above was designed to address these prohibitions.

By aggregating these physicians and facilities in one musculoskeletal-related healthcare delivery system under the Company's management, IOI intends to position the practice as a comprehensive solution to managed care payors while also setting the stage to expand its physician practice management business through the acquisition and consolidation of other orthopaedic and related medical practices. IOI's near term growth strategy includes continuation of its vertical integration strategy through physician practice management programs in orthopaedics and orthopaedics-related medical specialties, expansion of services at existing and acquired locations, and the continued development in targeted geographical markets of a broad base of referral sources among physicians, employers, and payors.

IOI's long term strategic plan is to expand its operations through affiliations with orthopaedic practices and related medical specialties and ancillary services in selected geographic markets. Orthopaedic practices are uniquely positioned as the focal point of a multi-disciplinary, musculoskeletal-related healthcare delivery system which can include the ancillary services on which DRCA was founded.

IOI expects to pursue its expansion program by affiliating with orthopaedic practices in both new and existing geographic markets. Because of its significant experience in orthopaedics-related medical and ancillary services, IOI believes it holds a competitive advantage in negotiating for affiliations with these practices. The Company intends to increase the scope of these orthopaedic practices by implementing ancillary services such as rehabilitation, ambulatory surgery, diagnostic imaging, and pain treatment programs based upon the profile and volume of the group's existing patient base. Targeted geographic areas for expansion will be those with well established, reputable orthopaedic or related medical specialty practices with which the Company could affiliate by acquiring their non-medical assets and entering into long-term management services agreements with the practices. Targeted areas would, ideally, also possess a high incidence of workers' compensation claims, favorable workers' compensation reimbursement rates, available qualified professionals to staff the facilities and other favorable demographic factors such as population density and projected growth rate, although expansion through orthopaedic consolidation is not limited to only such areas.

The Company also intends to selectively expand through other means which might include the establishment of joint ventures, strategic alliances and management contracts with major health care service providers, workers' compensation insurance carriers, and strategically appropriate merger candidates.

PHYSICIAN PRACTICE MANAGEMENT ("PPM") OVERVIEW

IOI has identified the consolidation of orthopaedic and orthopaedic-related practices as a potentially significant growth opportunity within the PPM marketplace. Pioneered in the late 1980's, PPM companies offer a mechanism by which physicians can "partner" with corporate entities. The physician's practice benefits from the management talent, business skills, operating structures, business systems, economies of scale, and access to capital of its corporate partner. The PPM company benefits from potentially significant growth through expanding numbers of practice management contracts and increasing management fees.

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

Physicians provide approximately $200 billion annually in personal services to patients, and control an estimated $700 - 800 billion in health care expenditures by deciding what non-physician health care services and products are required by their patients. Orthopaedic physicians provide approximately $12 billion or 6% of the $200 billion spent annually on professional medical services. Along with other physicians, orthopaedic physicians control the utilization of services in the entire musculoskeletal-related component of the healthcare market, approximately $120 billion or 16% of total healthcare expenditures. The PPM industry has tapped this vast pool of dollars by consolidating both single- and multi-specialty practices for the mutual benefit of the physicians and the shareholders of their corporate "partners".

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


                               OPERATIONS

DIVESTITURE OF  CERTAIN OPERATIONS

During 1996, the Company significantly altered the composition of its operations to restructure itself for expansion as a single focus musculoskeletal-related PPM company. Toward that goal, the Company sold a wholly-owned subsidiary which owned the MRI center in Little Rock, Arkansas on March 29, 1996, and the Company and its affiliated medical groups divested all occupational medicine operations in Houston, Texas and Little Rock, Arkansas on December 31, 1996 (see Liquidity and Capital Resources and Notes to the Consolidated Financial Statements). Following the divestiture of these operations, the Company continues to manage a musculoskeletal-related healthcare delivery system in Houston, Texas.

MUSCULOSKELETAL-RELATED HEALTHCARE DELIVERY SYSTEM

In March, 1995, the Company facilitated the creation of a medical group practice in Houston, Texas which consolidated all medical and ancillary services previously provided by DRCA and its affiliated medical group with one orthopaedic medicine practice. Following the divestiture of assets in 1996, the remaining operations constitute the first musculoskeletal-related healthcare delivery system with which the Company holds a management contract. Under the terms of the management agreement, the Company provides all operating assets, leaseholds, non-clinical personnel, business office functions, and the management of the non-medical aspects of the system's medical personnel, in exchange for a management fee and the reimbursement of expenses incurred on behalf of the group. The composition of this system includes the following:

Orthopaedic Medicine. Patients are seen by the orthopaedic medicine practice for a variety of musculoskeletal illnesses and injuries. Orthopaedic surgery is the source of a significant portion of the revenues of this practice. In November, 1995, the medical group first added spinal reconstruction services to this practice.

Work Hardening. The medical group practice managed by the Company currently operates work hardening clinics in Houston, Texas under the trade name "WorkWell." The physical plants of these clinics are the property of the Company and are provided to the Houston medical group pursuant to a long term management services contract.

Work hardening is a therapy philosophy based on a comprehensive, multi-disciplinary approach to industry's need for injury prevention and injury rehabilitation. Work hardening addresses the physical, psychological, behavioral and social aspects of an injured worker's ability to work. This program is carried out in a simulated job environment. A typical program consists of up to eight weeks, five days per week, eight hours per day. Patients who require physical conditioning prior to undertaking the work hardening program may receive "transitional" or "work conditioning" treatment for up to two weeks at a work hardening clinic prior to entering the work hardening program. The work hardening program requires the worker to perform the tasks usually performed on the job and provides cardiovascular, strength and flexibility conditioning. The program re-educates workers on how to use their tools and perform their tasks in a safer manner. The goals are to (i) increase physical work tolerance, endurance, and productivity, (ii) provide an early return to work, and (iii) improve the injured worker's employability. Accordingly, the patient assumes an active role in the management of his/her individual case.

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

The work hardening clinics can also provide pre-employment screening. This screening can decrease injuries by objectively evaluating an employee's physical capacity to perform the functions of a specific job description. In addition, the work hardening clinics provide vocational rehabilitation which addresses the patients' ability to meet the physical demand of a specific job. The work hardening clinics' injury prevention and wellness programs help instruct employees in techniques to prevent injury and maintain health while on the job. This program also includes classes in back care, stretching, smoking cessation, and dietary consultation and stress management. Staff personnel also offer recommendations which can modify or alter the demands on the worker or the demands of the job which may ultimately prevent on-the-job injury.

The work hardening program also includes vocational evaluation services. The comprehensive vocational evaluation program is a 2-6 week program designed to assess and predict disabled individuals' vocational interests and potential aptitudes through various techniques to reveal possible employment opportunities and training programs. WorkWell in Houston, Texas, has been designated by the Texas Rehabilitation Commission to serve as one of its evaluation sites for the performance of vocational evaluations.

Presently, the work hardening clinics hold a one-year certification given by the Commission on Accreditation of Rehabilitation Facilities ("CARF"). The Texas Workers' Compensation Commission ("TWCC") has recognized the quality of care inherent in a CARF-certified work hardening program. Effective April 1, 1996, TWCC almost doubled the reimbursement paid to CARF-certified work hardening centers. WorkWell staffing includes varying combinations of licensed occupational therapists, licensed physical therapists, certified occupational therapy assistants, exercise physiologists, work hardening supervisors, vocational specialists and licensed social workers. In addition, each WorkWell Clinic has available a psychologist and a nutritionist.

Physical/Occupational Therapy. The medical group practice managed by the Company currently operates one free standing physical therapy center and one hospital-based physical and occupational therapy department which provides services to four hospital-based programs on three campuses. The hospital-based physical and occupational therapy programs are operated pursuant to a facility management agreement with a major hospital system

The physical therapy centers provide a broad view of health care, emphasizing the preventive, acute/trauma and rehabilitative healthcare needs of the patient. The services generally include physical and occupational therapy, with primary emphasis on musculoskeletal disorders. To a lesser extent, the physical/occupational therapy centers treat and instruct injured patients on how to use prosthetic and orthotic devices.

Presently, the physical and occupational therapy centers are staffed with varying combinations of licensed physical and occupational therapists, licensed physical and occupational therapy assistants and unlicensed physical and occupational therapy aides.

The Company also has arrangements with independent contractor therapists in Houston, Texas, to cover temporary absences of center personnel, and assist during peaks in patient loads. These independent contractor therapists are utilized by the Company only on an as needed basis.

Magnetic Resonance Imaging ("MRI"). The medical group practice managed by the Company currently operates one MRI center in Houston under the name of Spectrum Imaging Centers. This unit operates a Hitachi MRP-20 which performs a full range of diagnostic studies involving magnetic resonance imaging. Patients are referred to the MRI center primarily by orthopaedists and neurologists, working often with personal injury patients who originate from attorney referrals and, to a lesser extent, preferred provider organizations and health maintenance organizations. The center is staffed by a licensed radiologic technologist who has received specialized training in magnetic resonance imaging, and by clerical personnel. Licensed radiologists are utilized in third-party contractor arrangements to interpret the studies and prepare reports for the referring physicians.

Chronic Pain Treatment Program. The Company has operated a chronic pain treatment program since July 1993. In 1995, this program was consolidated into the Houston medical group and in 1996 the psychological, cognitive, physical conditioning and rehabilitation, and vocational services functions of this program were absorbed by the work hardening program. Invasive pain management services are also provided by the medical group.

DIVESTED OPERATIONS

Occupational Medicine. Until their sale in December, 1996, the Company managed occupational medicine clinics in Houston, Texas and Little Rock, Arkansas pursuant to management agreements with medical groups in each location. Operating under the name Medi-Stat Medical Centers, these clinics provided industrial compliance testing and treatment of on-the-job injuries for both industrial employers and workers' compensation insurance carriers.

Mobile Health Testing. Until its sale in December, 1996, the Company managed the operation of a fleet of mobile health testing units designed to meet industry's demands for on-site compliance with medical surveillance required by OSHA and other regulatory agencies. Mobile testing services included hearing testing, heart and lung testing, drug screen specimen collection, X-ray, EKG's and physical examinations by physicians.

Magnetic Resonance Imaging. Until its sale in March, 1996, the Company owned and operated a wholly-owned subsidiary in Little Rock, Arkansas which operated an MRI center under the name Spectrum Little Rock Imaging. This unit operated a Shimadzu SMT-100X MRI which performed a full range of diagnostic studies involving magnetic resonance imaging.


                      MARKETING AND BUSINESS DEVELOPMENT

IOI's marketing and business development functions fulfill two different missions, both of which are critical elements of the Company's business strategy. IOI pursues its PPM affiliation strategy through its business development function. The Company's business development department presently consists of senior management and director level staff, and is currently recruiting additional personnel.

Once a practice is under management contract with IOI, the Company intends to present the practice to the payor and patient referral markets through health care marketing professionals in each service area. IOI intends to follow the strategy of marketing a practice's services both on a stand-alone basis and as part of a vertically integrated musculoskeletal-related healthcare delivery system. There are presently three full-time marketing professionals calling on the industrial, insurance, and medical communities for the Houston musculoskeletal-related healthcare delivery system.


                              EMPLOYEES

At March 17, 1997, the Company and its affiliated medical groups had approximately 70 full time employees and approximately 4 part time employees. None of the Company's employees is covered by collective bargaining agreements.


                COMPETITION, MAJOR CUSTOMERS AND REIMBURSEMENT

Competition. The healthcare services market in general, and the PPM business in particular, is highly competitive. The Company is aware of at least one other publicly traded company and several private companies which compete or intend to compete for the right to manage orthopaedic and musculoskeletal-related medical and ancillary service practices. In addition, several, large multi-specialty medical management companies also compete with the Company and the Company believes others in the healthcare industry may employ strategies similar to those of the Company. Many of these current and potential competitors are significantly larger and have substantially greater resources than the Company. The success of the medical group practice presently managed by the Company and of those practices with which the Company contracts in the future will be a determining factor in the Company's success. These medical groups encounter competition, in various forms, from many sources including other single- and multi-specialty physician groups, hospitals, managed care organizations, and sole practitioners.

Major Customers. The services of eight full time and numerous part time physicians which were under the Company's management throughout 1996 were included in the divestiture of the occupational medicine business on December 31, 1996. After the divestiture, the Company provides substantially all of its services to one affiliated musculoskeletal-related healthcare delivery system in Houston, Texas which has a total of one full-time and three part-time physicians. The loss of the services of any of the physicians could have a material adverse effect on the Company's revenues and profits. The professional medical services provided to the medical groups' patients by William F. Donovan, M.D., a Company shareholder and director, was 15% of reported revenues in 1996 and 16% in 1995. A majority of the ancillary service revenues provided by the Houston musculoskeletal-related healthcare delivery system also originated from patients treated by Dr. Donovan. Personal injury claimants have injuries similar to those of workers' compensation injury patients and are pursuing settlement or damage awards through the judicial system. Due to the judicial backlog of such cases and related factors, revenues related to personal injury claimants may take more than two years to collect. Revenue derived from services provided to personal injury claimants, as a percent of revenues, was 12% in 1996, 16% in 1995, and 12% in 1994. The medical group practice managed by the Company also operates a physical and occupational therapy program under contract with a major hospital corporation. These programs provided approximately 8%, 7%, and 10% of the Company's revenues in 1996, 1995, and 1994, respectively.

Reimbursement. The various services rendered by the medical practices under Company management are generally covered by employers, private insurance, workers' compensation insurance, settlement or adjudication of personal injury litigation, and Medicare or Medicaid. The current group practice provides an insignificant amount of services under Medicare and Medicaid programs, although it is likely that practices acquired in the future may have a higher incidence of such patients. To some extent, professional medical services are covered by all payors of medical care. Certain of the ancillary services are more likely to be covered by employers and workers' compensation insurance than by other payors due to the nature of the services rendered. Patients pursuing personal injury claims may require the services of any or all elements of the musculoskeletal-related healthcare delivery system.


                              TRADEMARKS

The Company obtained a certificate of trademark and service mark registration for the mark "WorkWell" and the WorkWell design from the State of Texas in January 1990. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on March 17, 1992 for the mark "Work Hardening Dynamics" and on April 7, 1992 for the "Work Hardening Dynamics" design logo. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on January 19, 1993, for the mark "Medi-Stat" and on May 11, 1993 for the "Medi-Stat" design logo. These marks are registered for a term of ten years, and can be reserved for an additional ten-year period. These marks were sold in December, 1996 in conjunction with the divestiture of the occupational medicine business.

The Company obtained Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office on September 12, 1995, for the mark "DRCA". This mark is registered for a term of ten years, and can be reserved for an additional ten-year period.

In late 1996 and early 1997, the Company filed applications for Certificates of Registration on the Principal Register of the U.S. Patent and Trademark Office for the marks "Integrated Orthopaedics" and "IOI", and for the "IOI" design logo. Registration is pending determination by the U.S. Patent and Trademark Office.


                              REGULATION

General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that health care regulations will continue to change and will monitor these changes. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that it will be able to successfully address changes in the regulatory environment.

Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations with which affiliated practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures for health care equipment, facilities or programs in excess of statutory thresholds. Some states also require licensing of collection agencies and employee leasing companies. In connection with its operations and its expansion into new markets, the Company believes it is in compliance with all such laws and regulations and current interpretations thereof, but there can be no assurance that such laws, regulations, or interpretations will not change in the future or that additional laws and regulations will not be enacted. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated medical practices obtaining and maintaining all necessary licenses, certificates of need, and other approvals and operating in compliance with applicable health care regulations.

In addition to extensive, existing health care regulation, there have been numerous federal and state initiatives for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue. Aspects of certain of these reforms as previously proposed, such as further reductions in insurance payments and additional restrictions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could adversely affect the Company. Other aspects of such initiatives, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business.

The ability of the Company to operate profitably will depend, in part, upon the Company and its affiliated medical practices obtaining and maintaining all necessary licenses, certificates of need and other approvals, and operating in compliance with applicable health care regulations.

Fee Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine. Under such laws, the Company is prohibited from exercising control over the provision of medical services. These laws vary from state to state and are enforced by regulatory authorities with broad discretion. The Company believes its operations will be in compliance with existing applicable laws. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company, or that changes in health care regulations will not restrict the Company's existing or expanding operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's ability to expand into such jurisdictions.

Fraud and Abuse. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states, including Texas, have similar anti-kickback laws and in the case of Texas these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the health care industry, including those intended by the Company, has not yet been subject to significant judicial interpretation.

Noncompliance with, or violation of, the federal anti-kickback legislation can result in exclusion for Medicare and Medicaid programs and civil and criminal
penalties.   Similar penalties are provided for violation of state and anti-
kickback laws. The federal government has promulgated "safe harbor" regulations that identify certain business and payment practices which are deemed not to violate the federal anti-kickback statute. Although the Company' business does not fall within certain of the current or proposed safe harbors, the Company believes that its intended operations materially comply with the anti-kickback statutes and regulations.

Prohibitions on Referrals to Certain Entities. The so-called "Stark Law" (named after its chief sponsor, Congressman Fortney "Pete" Stark) originally prohibited a physician from referring a Medicare patient to an entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had a financial relationship, which includes an ownership or investment interest or compensation arrangement, with the entity. The revised Stark Law, known as "Stark II," dramatically enlarged the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 31, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation agreement. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties. Many states have similar restrictions on referrals by physicians. The applicability of these federal and state laws to many business transactions in the health care industry, including those intended by the Company, has not yet been subject to significant judicial interpretation. To the extent that the Company or any affiliated medical practice is deemed to be subject to Stark I or II or similar state laws, the Company believes its intended activities will materially comply with such statutes and regulations.

In addition, the Company also believes that the methods used to acquire the assets of existing practices do not violate anti-kickback or anti-referral laws and regulations. Specifically, the Company believes the consideration paid to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arm's-length transactions and not intended to induce the referral of patients. Should this practice be deemed to constitute an arrangement designed to induce the referral of patients, then such could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on the Company's revenue.

HMO and Insurance Laws. Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. There is a potential that certain risk arrangements that may be entered into by the Company could be characterized by some states as the business of insurance or an HMO. The Company, however, believes that the acceptance of capitation payments by a health care provider does not constitute the conduct of the business of insurance or of an HMO. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that its intended activities are and will be in compliance with these laws in the states in which it does or intends to do business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or the states in which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Antitrust. As the Company expands, the Company and its affiliated medical groups will be subject to various antitrust laws which prohibit anti-competitive conduct, including such issues as price fixing, concerted refusal to deal and division of markets. The company believes it is presently in compliance with applicable law, but there can be no assurance that a regulatory review would not result in an adverse determination or that the regulatory environment might not change in a manner which could have a material adverse effect on the Company's operations and its expansion strategy.

Certificate of Need. A majority of states require that providers of certain health care services and facilities obtain a Certificate of Need ("CON") prior to commencement of construction and/or operation. The types of facilities and services covered by CON requirements as well as the spending threshold below which CON statutes do not apply varies on a state-by-state basis. While the Company's development plans presently emphasize operations in non-CON states and several states in recent years have discontinued their CON programs altogether, there is no assurance that some or all of these states may not at some future time institute such programs. In addition, the Company may elect in the future to operate in CON states. As a result, CON regulations may have an adverse affect on the Company's expansion policy.

Accreditation. The Commission on Accreditation of Rehabilitation Facilities ("CARF") is an independent organization that reviews rehabilitation facilities and accredits those facilities that meet its guidelines. While participation in the CARF accreditation is currently voluntary, some states have passed legislation requiring that certain workers' compensation treatment be provided by CARF-accredited facilities. Currently, all of the Company's work hardening clinics are accredited by CARF. (See Work Hardening under Item 1).

Sales Tax. The Company does not charge or collect sales tax relating to the services provided by the Company to the medical group it manages pursuant to a management services agreement. The Company believes the provision of services, as set forth in the management services agreement, does not constitute a taxable event for sales tax purposes in any state in which the Company has operated. The Company has not sought any judicial or administrative ruling on this issue. Should a review of the Company's operations occur and result in a determination contrary to the Company's position, such a determination could have a material adverse effect on the Company's earnings and could adversely impact the Company's expansion strategy. Sales tax statutes vary from state to state and the Company's ability to successfully contract with medical groups in certain states may be adversely impacted by the state sales tax environment.

Regulatory Compliance. The Company believes that regulations and statutes will continue to change and, as a result, it regularly monitors developments in related law. The Company expects to modify its agreements and operations from time to time as the business, statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. All clinic facilities are leased at commercial property rates for the size, location, and tenant finish included in the lease. Clinic facilities range in size from 1,500 square feet to 11,500 square feet and all facilities are of a size and configuration and house various types of equipment appropriate to the services rendered within the facility.
All facilities are on or near major thoroughfares serviced by public transportation, are insured and are maintained in good operating condition.
(See Note 11, Related Party Transactions)

The Company leases approximately 8,700 square feet in Houston, Texas which houses the Company's Houston regional office and executive offices. Prior to the sale of the occupational medicine program in Little Rock, Arkansas, the Company's regional office was located in approximately 1,150 square feet of leased space adjacent to one of the Little Rock Medi-Stat clinics.


ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions. While the Company cannot predict the outcome of litigation actions, it is management's opinion that these matters will not have a material impact on the Company's financial position or results of operations. As of March 17, 1997, no actual or unasserted material claims or actions are pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 1996, the Company's Common Stock was principally traded on the American Stock Exchange under the symbol "DRC". On March 12, 1997 the shareholders of the Company voted to change the name of the Company to Integrated Orthopaedics, Inc. Immediately following that vote the Board of Directors of the Company voted to change the trading symbol of the Company to "IOI".


                                               Closing Sales Price
                                            (American Stock Exchange)
                                            -------------------------
                                                Low         High
                                              -------     --------
1995
----

1st Quarter                                    2 1/4        3 7/8

2nd Quarter                                    3 1/8          4

3rd Quarter                                    3 1/16       6 1/8

4th Quarter                                    2 3/4        4 1/2

1996
----

1st Quarter                                    3 3/8        5 5/8

2nd Quarter                                    3 5/8        5 7/16

3rd Quarter                                    2 9/16         4

4th Quarter                                    2 15/16        5

1997
----

1st Quarter (through March 17, 1997)              4         5 1/8

On March 17, 1997, the Company had 129 shareholders of record. A significant portion of the Company's common stock not held by affiliates of the Company is held through securities depositories.

The Company has not declared or paid any dividend since it was formed. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. Pursuant to the terms of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), no dividends can be paid on the common stock until all dividends accrued on the Preferred Stock have been paid. Dividends on the Preferred Stock are cumulative from the date of issuance and are payable quarterly after June 30, 1999. At December 31, 1996, the Company has accrued unpaid dividends of $127,167 on the Preferred Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table presents revenues by category and the statement of operations items as percentages of total revenues:

                                                    1996    1995    1994
                                                    ----    ----    ----

Houston musculoskeletal-related delivery system
    Medical services                                22.0%   16.8%    1.5%
    Ancillary services                              34.2    35.9    43.2
Operations divested in 1996                         43.8    45.7    55.3
Other revenue                                        0.0     1.6     0.0
                                                   -----   -----   -----
    Revenues                                       100.0%  100.0%  100.0%
                                                   =====   ====    =====
Direct operating costs
  Compensation costs and medical services           52.2%   41.8%   38.9%
  Other direct costs                                26.6    23.9    25.0
Selling, general and administrative                 18.6    14.0    18.2
Depreciation and amortization                        5.5     7.0     8.7
Provision for doubtful accounts                      9.9     5.7     2.2
Net gain from restructuring                        (22.1)    0.0     0.0
                                                   -----   -----   -----
    Income from operations                           9.3%    7.6%    7.0%

Interest expense                                    (0.8)   (2.0)   (2.3)
Minority interest and other                          0.0      .2      .3
(Provision for) income taxes                        (3.0)   (2.4)   (1.8)
                                                   -----   -----   -----
    Net income                                       5.5%    3.4%    3.2%
                                                   =====   ====    =====

Year ended December 31, 1996, compared with the year ended December 31, 1995.

Revenues

Revenues declined from 1995 to 1996 by $1,226,000 (8%). Approximately $836,000 or 68% of this decrease is attributable to declining revenues in the occupational medicine and diagnostic imaging businesses which were divested in 1996 at a reported gain of $3,272,000. Another $235,000 of this reduction is due to the one-time inclusion in 1995 of collection fee revenue arising from an accounts receivable collection agreement entered into in March, 1995 as one component of the creation of the Houston medical group limited liability partnership. The remaining decline of $155,000 relates to the medical and ancillary services which now remain as part of the Houston musculoskeletal-related healthcare delivery system. This decline represents less than a 2% variance from prior year revenues.

Compensation Costs and Medical Services

Overall compensation costs and medical services increased approximately $977,000 (15%) from 42% of revenues in 1995 to 52% of revenues in 1996. Compensation costs and medical services at the occupational medicine and diagnostic imaging businesses which were divested in 1996 showed an immaterial change from year to year. The remaining increase is primarily related to the physician compensation component of the medical and ancillary services which now remain as part of the Houston musculoskeletal-related healthcare delivery system.

Other Direct Costs

Other direct costs increased from 1995 to 1996 by approximately $88,000 (2%) from 24% of revenues in 1995 to 26% of revenues in 1996. Other direct costs at the occupational medicine and diagnostic imaging businesses which were divested in 1996 rose $15,000 (less than 1%). The other direct costs of the medical and ancillary services which now remain as part of the Houston musculoskeletal-related healthcare delivery system increased by $73,000 (2%).

Selling, General and Administrative

Selling, general and administrative costs rose approximately $437,000 from 14% in revenues in 1995 to 18% of revenues in 1996. This increase is attributable to increased salary, compensation and recruiting costs related to additional senior management staff to support the Company's PPM strategy, to legal and accounting costs related to the development of transaction documents for practice affiliations, and to normal operating variances. During 1996 the Company incurred approximately $482,000 in selling, general and administrative expenses which were directly related to the occupational medicine business divested in December, 1996.

Depreciation and Amortization

Depreciation and amortization expense declined approximately $304,000 in 1996. This decline is due primarily to (i) reduced expenses arising from the sale of a wholly-owned subsidiary which owned a magnetic resonance imaging center in March, 1996, (ii) cost savings arising from the full amortization in 1995 of a non-competition covenant relating to the acquisition of the occupational medicine clinics in Little Rock, Arkansas, and (iii) the full depreciation of certain fixed assets in 1995.

Provision for Doubtful Accounts

The Company increased its provision for doubtful accounts by approximately $524,000 from 1995 to 1996, or about $82,000 less than the $606,000 increase incurred in 1995. Overall, the provision for doubtful accounts rose by 4% of revenue from 6% in 1995 to 10% in 1996. The provision for doubtful accounts requires the Company to make an accounting estimate of amounts which may be uncollectable in the future. The Company reviews these estimates on a regular basis and adjusts its estimate of the provision for doubtful accounts as indicated by that review. The increase in the provision for doubtful accounts in 1996 is primarily attributable to increased write-offs realized in 1996 related to all medical and ancillary service components of the Houston musculoskeletal-related healthcare delivery system plus the resultant increase in the estimate of future write-offs which may be realized on accounts receivable.

Minority Interest and Other

The Company reported no minority interest or other expense in 1996.

Interest Expense

Interest expense decreased by approximately $131,000 from 1995 to 1996.   This
savings is due to the reduction and retirement of notes payable and is significantly reduced usage of the company's line of credit during 1996.

Net Gain from Restructuring

During 1996, the Company, in a strategic effort to restructure its operations towards a single focus musculoskeletal-related physician practice management company, divested its interests in eight occupational medicine centers , four physical and medical therapy centers associated with the occupational medicine centers, seven mobile health testing units operated in conjunction with the occupational medicine programs in Houston, Texas and Little Rock, Arkansas, and one magnetic resonance imaging ("MRI") center in Little Rock, Arkansas. The consideration and net gain from restructuring is as follows:

                               Occupational  Little Rock       Net
                                 Medicine        MRI           Gain
                               ------------  -----------    ----------
Cash proceeds                    $7,773,234   $  700,000    $8,473,234
Note receivable                     156,859                    156,859
Assumption of capital
  leases, net                       166,945                    166,945
                                 ----------   ----------    ----------
 Total consideration              8,097,038      700,000     8,797,038
                                 ----------   ----------    ----------
Accounts receivable, net sold     1,165,951                  1,165,951
Property and equipment sold       1,195,571      804,154     1,999,725
Intangible assets, net sold         782,565                    782,565
Other assets sold                    16,407                     16,407
Divestiture costs                 1,664,689                  1,664,689
                                 ----------   ----------    ----------
Net gain from restructuring      $3,271,855   $ (104,154)   $3,167,701
                                 ==========   ==========    ==========

Year ended December 31, 1995, compared with the year ended December 31, 1994

Revenues

Revenues in 1995 increased by $2,650,531 or 20.6% over 1994. The increase in revenues was mainly due to the orthopaedic and spinal reconstruction practice. Revenues were also higher at the other Houston medical clinics, mobile testing service and MRI facility, and at the Little Rock occupational medicine clinics. Revenues from other business units were flat or lower. Changes in those revenues are generally attributable to changes in the number of patient visits.

Compensation Costs and Medical Services

Compensation costs and medical services in 1995 increased $1,484,490 or 29.6% over 1994. This increase is due mainly to the addition of two orthopaedic clinics to the medical group in March, 1995. The increase as a percentage of revenues was also due principally to higher compensation costs in the orthopaedic clinics compared to other operations.

Other Direct Costs

Other direct costs in 1995 increased $503,545 or 15.7% over 1994, due primarily to the addition of two orthopaedic clinics to the affiliated medical group in March, 1995. The slight decline in these costs as a percentage of revenues is primarily a result of the increase in orthopaedic services which generally have less direct costs as a percentage of revenues.

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

Provision for Doubtful Accounts

In absolute amounts and as a percentage of revenue, the provision for doubtful accounts increased in 1995 over 1994 because the allowance percentage for orthopaedic surgery cases billed to third-party payors was higher than the Company had experienced in the past for third-party claims. Generally, mandated orthopaedic reimbursement rates decline per individual patient as more procedures are performed.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 1996 was $7,697,663 as compared to $2,654,842 at December 31, 1995, an improvement of $5,042,821. This is due mainly to (i) the retention of $2,347,430 in net cash proceeds from the Company's issuance of a subordinated, convertible note on April 12, 1996 and its subsequent conversion into 25,226 shares of cumulative, convertible preferred stock in May, 1996, (ii) net cash proceeds of $7,773,234 from the sale of the Company's occupational medicine and mobile health testing operations on December 31, 1996, (iii) a $1,755,443 reduction in net accounts receivable resulting from
(a) the sale of the net accounts receivable of the occupational medicine and mobile health testing businesses and (b) the reduction of net accounts receivable arising from the Company's increased allowance for doubtful accounts in 1996, and (iv) a $2,926,825 increase in accounts payable, accrued expenses and current and deferred income taxes payable arising primarily from the sale of the occupational medicine and mobile health testing businesses.

Personal injury accounts receivable relating to the Houston musculoskeletal-related healthcare delivery system remaining after the sale of the occupational medicine and mobile health testing businesses declined approximately $173,000 during 1996 due primarily to the increased reserves and allowances provided by the Company on those accounts, resulting in a reduction in personal injury accounts receivable as a percentage of total related net accounts receivable from 45% at December 31, 1995 to 43% at December 31, 1996. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers.

On January 30, 1996, the Company amended the loan agreement with its primary commercial bank to increase its revolving line of credit from $1,000,000 to $2,000,000. The line of credit is secured by substantially all the assets of the Company and its affiliated medical groups. The revolving line of credit requires the payment of a 1% annual fee. Borrowings under the line bear interest at prime + 1.25% and the line expires April 15, 1997. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient collateral to support over 80% of the line availability. The Company also received a commitment to fund up to $500,000 in equipment purchases through April 15, 1997, at which time all amounts outstanding under the commitment will convert to either 3- or 4- year term notes. The line of credit, as well as other borrowings from the Company's major lender, are subject to the terms of a loan agreement which include typical financial ratio covenants and various other provisions. The Company believes these credit facilities, its cash on hand and cash provided by operations will be sufficient to provide its working capital requirements for at least the next twelve months for its existing operations. However, to pursue its PPM growth strategy of acquiring and developing orthopaedic practices and musculoskeletal-related ancillary services, additional capital is required. The Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness and strategic partnering.

During 1996, the Company significantly altered the composition of its operations to restructure itself for expansion as a single focus musculoskeletal-related PPM company. Toward that goal, the Company sold a wholly-owned subsidiary which owned the MRI center in Little Rock, Arkansas on March 29, 1996, and the Company and its affiliated medical groups divested all occupational medicine and mobile health testing operations in Houston, Texas and Little Rock, Arkansas on December 31, 1996.

To implement this musculoskeletal-related PPM expansion strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996. This building process included the hiring of certain senior management and other key management positions. The Company is presently expanding its management and operations staff and is planning for a corporate office relocation to accommodate this expansion. The execution and success of the Company's PPM strategy will be dependent, in part, on its ability to attract and retain qualified executive and management personnel in the various disciplines required to affiliate with and to operate and develop affiliated practices into multi-disciplinary musculoskeletal-related healthcare delivery systems.

As of December 31, 1996, the Company reported a working capital position of $7,697,663, and held over $10,000,000 cash. It is the Company's plan to utilize its earnings and working capital to build the management and operations infrastructure as required to support the level of affiliation and practice implementation projects resulting from the Company's business development activities. The Company anticipates that the cost of building the management and operational infrastructure necessary to implement this strategy may exceed the Company's earnings for at least a portion of 1997.

Item 7.               Financial Statements

Index to Financial Statements - Consolidated Financial Statements of DRCA Medical Corporation as of December 31, 1996 and 1995 and for the three years ended December 31, 1996:


Page

Report of Independent Accountants                            19

Consolidated Balance Sheet                                   20

Consolidated Statement of Operations                         21

Consolidated Statement of Stockholders' Equity               22

Consolidated Statement of Cash Flows                         23

Notes to Consolidated Financial Statements                24-33

                              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of DRCA Medical Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DRCA Medical Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Houston, Texas
March 26, 1997

                              DRCA MEDICAL CORPORATION
                              CONSOLIDATED BALANCE SHEET


           ASSETS                                   December 31,
                                              ------------------------
                                                 1996         1995
                                             -----------    ----------
CURRENT ASSETS
Cash and equivalents                         $10,176,947   $   109,231
Accounts receivable, net                       3,796,715     5,552,158
Income taxes receivable                           82,495       404,717
Notes receivable, net                             88,811       235,801
Other current assets                             252,893       147,855
                                             -----------   -----------
TOTAL CURRENT ASSETS                          14,397,861     6,449,762
                                             -----------   -----------
PROPERTY AND EQUIPMENT
Equipment (including equipment
  under capital leases)                        3,171,495     5,531,709
Leasehold improvements                           316,999       437,676
Furniture and fixtures                           386,979       368,962
Vehicles                                                       108,301
                                             -----------   -----------
                                               3,875,473     6,446,648
Less  - accumulated depreciation
  and amortization                            (3,210,788)   (3,999,252)
                                             -----------   -----------
                                                 664,685     2,447,396
                                             -----------   -----------
INTANGIBLES ASSETS, NET                                        904,161
OTHER ASSETS                                     106,165        49,620
                                             -----------   -----------
TOTAL ASSETS                                 $15,168,711   $ 9,850,939
                                             ===========   ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                             $ 1,271,842    $1,166,557
Accrued expenses                               3,129,216       683,868
Income taxes payable                             584,360
Deferred income taxes                                          208,168
Current obligations under capital leases          14,081       139,103
Current portion of notes payable               1,700,699     1,597,224
                                             -----------   -----------
      TOTAL CURRENT LIABILITIES                6,700,198     3,794,920
                                             -----------   -----------
NOTES PAYABLE                                    386,231       905,890
OBLIGATIONS UNDER CAPITAL LEASES                  14,426       117,504
DEFERRED INCOME TAXES                            160,174       156,586
                                             -----------   -----------
      TOTAL LIABILITIES                        7,261,029     4,974,900
                                             -----------   -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value,
  10,000,000 shares authorized,
  Series A, cumulative convertible,
  25,226 shares issued and outstanding               252
  (liquidating preference $100 per share,
  aggregating $2,522,600)
Common stock, $.001 par value,
  50,000,000 shares authorized,
  5,302,474 and 5,301,808 issued                   5,303         5,302
Additional paid-in capital                     4,842,015     2,470,570
Retained earnings                              3,060,128     2,400,183
Treasury shares, 15,833 shares                       (16)          (16)
                                             -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY               7,907,682     4,876,039
                                             -----------   -----------
COMMITMENTS AND CONTINGENCIES
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY               $15,168,711   $ 9,850,939
                                             ===========   ===========

        The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Years Ended December 31,
                                     -----------------------------------------
                                        1996           1995           1994
                                     -----------    -----------    -----------
REVENUES                             $14,313,154    $15,539,355    $12,888,824
                                     -----------    -----------    -----------

Costs and expenses:
Compensation costs and
  medical services                     7,471,423      6,494,792      5,010,302
Other direct costs                     3,807,499      3,720,318      3,216,773
Selling, general and
  administrative                       2,612,645      2,175,528      2,345,813
Depreciation and amortization            790,523      1,094,386      1,121,292
Provision for doubtful accounts        1,417,485        893,316        287,270
Net gain from restructuring           (3,167,701)
                                     -----------    -----------    -----------
                                      12,931,874     14,378,340     11,981,450
                                     -----------    -----------    -----------
INCOME FROM OPERATIONS                 1,381,280      1,161,015        907,374

Minority interest and other                              33,654         41,238
Interest expense                        (170,577)      (301,532)      (299,674
                                     -----------    -----------    -----------
INCOME BEFORE  INCOME TAXES            1,210,703        893,137        648,938

Provision for income taxes              (423,591)      (375,423)      (235,201)
                                     -----------    -----------    -----------
NET INCOME                           $   787,112    $   517,714    $   413,737
                                     ===========    ===========    ===========
Earnings per common and
  equivalent share                   $       .12    $       .10    $       .08
                                     ===========    ===========    ===========
Shares used in per
  share calculations                   5,456,080      5,436,558      5,278,690
                                     ===========    ===========    ===========

        The accompanying notes are an nintegral part of this statement.

                           DRCA MEDICAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          Amount             Additional
                                         Shares      --------------------     Paid-In       Retained      Treasury
                              Common    Preferred    Common     Preferred     Capital       Earnings       Stock         Total
                            ----------  ---------    ------     ---------   -----------     --------       -------    -----------
Balance at
  December 31, 1993          5,301,808               $   5,302  $           $ 2,470,570   $1,468,732      $    (16)   $  3,944,588
Net Income                                                                                   413,737                       413,737
                            ----------  ---------    ---------  ---------   -----------   ----------      --------    ------------
Balance at
  December 31, 1994         5,301,808                    5,302                2,470,570    1,882,469           (16)      4,358,325
Net Income                                                                                   517,714                       517,714
                            ----------  ---------    ---------  ---------   -----------   ----------      --------    ------------
  Balance at
  December 31, 1995          5,301,808                   5,302                2,470,570    2,400,183           (16)      4,876,039
Issuance cost of
  Preferred Stock--
  Series A                                                                     (152,570)                                  (152,570)
Issuance of Preferred
  Stock--Series A                          25,226                     252     2,522,351                                  2,522,603
Dividends Preferred
  Stock--Series A                                                                           (127,167)                     (127,167)
Exercise of stock options          666                       1                    1,664                                      1,665
Net Income                                                                                   787,112                       787,112
                            ----------  ---------    ---------  ---------   -----------   ----------      --------    ------------
Balance at
  December 31, 1996          5,302,474     25,226    $   5,303  $     252   $ 4,842,015   $3,060,128      $    (16)   $  7,907,682
                            ==========  =========    =========  =========   ===========   ==========      ========    ============


        The accompanying notes are an integral part of this statement.

s
                           DRCA MEDICAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Years Ended December 31,
                                                     ---------------------------------------
                                                         1996          1995          1994
                                                     -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   787,112   $   517,714   $   413,737
  Noncash adjustments:
    Net gain from restructuring                       (3,167,701)
    Depreciation and amortization                        790,523     1,094,386     1,121,292
    Minority interest                                                  (33,654)       (4,604)
    Deferred income taxes                               (283,202)      347,754        33,000
    Other                                                                            (36,634)
Change in assets and liabilities, excluding
  acquisitions and dispositions:
    Accounts receivable, net                             589,492    (1,751,830)   (1,470,694)
    Other current assets                                  35,412       (27,696)      (40,447)
    Other assets                                          22,077        (3,018)        9,836
    Accounts payable                                     105,285        97,618       134,109
    Accrued expenses                                     653,493       339,588       108,152
    Income taxes receivable/payable                      906,583      (393,443)      326,202
                                                     -----------   -----------   -----------
        Net cash provided by operating activities        439,074       187,419       593,949
                                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (778,546)     (132,643)      (50,682)
    Proceeds from restructuring                        8,473,234
    Net proceeds from assets held for sale                                           237,388
    Issuance of notes receivable                         (58,089)     (600,000)
    Collections on notes receivable                      205,079       403,031         8,240
                                                     -----------   -----------   -----------
        Net cash provided (used) by
          investing activities                         7,841,678      (329,612)      194,946
                                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank borrowings                                    3,175,000     2,066,033
    Payments on bank borrowings                       (2,691,290)   (1,780,461)
    Payments on other notes, net                        (899,894)     (408,337)     (458,177)
    Payments on capital lease obligations               (168,550)     (422,041)     (384,584)
    Minority interest distributions                                    (17,712)      (36,500)
    Proceeds from issuance of convertible note         2,522,603
    Direct costs of preferred stock issuance            (152,570)
    Proceeds from stock option exercises                   1,665
                                                     -----------   -----------   -----------
        Net cash provided (used) by financing
          activities                                   1,786,964     ( 562,518)     (879,261)
                                                     -----------   -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS                    10,067,716      (704,711)      (90,366)
CASH AND EQUIVALENTS:
    BEGINNING OF YEAR                                    109,231       813,942       904,308
                                                     -----------   -----------   -----------
    END OF YEAR                                      $10,176,947   $   109,231   $   813,942
                                                     ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                    $   147,973   $   330,749   $   306,311
    Income taxes paid (recovered)                       (416,653)      405,000      (204,058)
    Dividends accrued on preferred stock                 127,167
    Note payable converted to preferred stock          2,522,603
    Equipment acquired under capital leases              107,396        24,065       180,415


        The accompanying notes are an integral part of this statement.

                           DRCA MEDICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DRCA Medical Corporation ("DRCA" or the "Company") is a physician practice management company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. In 1996, the Company divested all assets not directly related to the planned expansion of its management of musculoskeletal-related healthcare delivery systems in selected geographic markets. The divested assets included the managed occupational health care program previously developed by DRCA. Prior to this divestiture, the Company operated principally in the Houston, Texas and Little Rock and North Little Rock, Arkansas areas. After the divestiture, the Company manages a musculoskeletal-related healthcare delivery system in Houston, Texas which consists of orthopaedic and orthopaedics-related medical services, diagnostic imaging, physical and occupational rehabilitation, pain management, and work hardening. These operations provide a broad range of orthopaedic medicine and ancillary services to diagnose, treat and rehabilitate patients with musculoskeletal injuries and illnesses.

Effective March 12, 1997, the Company changed its legal name from DRCA Medical Corporation to Integrated Orthopaedics, Inc.

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

Revenue Recognition

Revenue is recognized at the net amounts expected to be received as the related patient care, management or related services are rendered. A substantial portion of the Company's revenues are billed to insurance companies and other third-party payors, and as such are subject to retrospective review and possible reduction. Such adjustments, if any, are charged or credited to income when they become known. Revenues related to

                           DRCA MEDICAL CORPORATION
                   NOTES TO CONSOLIDTED FINANCIAL STAEMENTS


services provided to personal injury claimants is subject to reduction based on the outcome of the related legal actions. A provision is made for revenues estimated to be uncollectible.

Cash and Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

Intangible Assets

Intangible assets arising from historical acquisitions, consisting principally of noncompete agreements, patient medical records and goodwill, are amortized on a straight-line basis over their estimated useful lives of 4 to 20 years. The Company periodically assesses the recoverability of long-lived assets based on their related future cash flows and provides for impairment, if any, at that time.

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

Earnings Per Share

Computations of earnings or loss per common share are based upon the weighted-average number of shares of common stock outstanding during the periods and the dilutive effect of common stock equivalents of outstanding options and warrants to purchase common stock. Fully diluted per share amounts have not been presented since they do not differ significantly from the primary presentation.

Fair Values of Financial Instruments

Due, generally, to their short term nature and current interest rates and terms, where applicable, the carrying value of the Company's assets and liabilities is believed to approximate their fair values unless otherwise indicated.

NOTE 2 - REVENUE AND ACCOUNTS RECEIVABLE CONCENTRATIONS:

During 1996, the Company provided substantially all of its services through affiliated medical groups in Texas and Arkansas which had a total of ten full-time and numerous part-time physicians. As a result of the

December 31, 1996 divestiture of the Company's occupational medicine business (See Note 9), services are provided primarily in the state of Texas through one full-time and three part-time physicians. The loss of the services of any of the remaining physicians could have a material effect on the Company's revenues. In 1996 and 1995, the medical services provided to the medical group's patients by William F. Donovan, M.D., a Company shareholder and director, was 15% and 16%, respectively, of the Company's revenues. A majority of the ancillary service revenues relating to non-divested operations also originated from patients treated by Dr. Donovan.

In the years ended December 31, 1996, 1995 and 1994, the Company's payor mix as a percentage of net revenues was follows: state workers' compensation programs - 41%, 47% and 49%; direct billings to industrial clients - 20%, 22% and 23%; personal injury claims subject to legal action -12%, 16% and 12%; indemnity insurance; and other - 27%, 15% and 16%.

Included in net accounts receivable at December 31, 1996 and 1995 are amounts due from patients pursuing personal injury cases of approximately $1,633,000 and $2,396,000, respectively. Due to the nature of the judicial process, these receivables frequently have a collection cycle which could approach two or more years. The Company provides contractual allowances on personal injury claimant revenues based on historical collection experience and related factors. While the Company believes that the allowances provided are adequate, changes in the court and public attitudes toward such claims, levels of judicial backlogs of such claims, the quality and validity of related legal actions and other factors can affect the ultimate amounts which will be collected. Texas continues to experience claims backlogs in the courts; however, payment experience currently indicates that recoverability rates do not vary significantly based on the age of the claim. Changes in factors affecting collectibility are reflected as revenue adjustments in the period they become known.

Accounts receivable are net of an allowance for doubtful accounts of $711,214 and $180,070 at December 31, 1996 and 1995, respectively. Substantially all the Company's revenues are billed to third-party payors, principally insurance companies, self-insured employers and industry insurers, and the related receivables are generally not collateralized. Due to the numerous payors with which the Company operates, the more significant of which are large established entities, as well as the ongoing review conducted by the Company of the adequacy of its allowances for doubtful accounts and contractual adjustments, additional credit risk in accounts receivable is not believed to be significant.

NOTE 3 - INTANGIBLE ASSETS:

The intangible assets reported in 1995 related to the occupational medicine business and were divested in conjunction with the Company's restructuring (See
Note 9).  Intangible assets consist of the following at December 31, 1995:

                                      Useful Lives

Noncompete agreements                    4 - 5     $  625,000
Patient medical records                  8 - 15       774,661
Goodwill                                   20         372,368
                                                   ----------
                                                    1,772,029
Accumulated amortization                             (867,868)
                                                   ----------
                                                   $  904,161
                                                   ==========

Amortization expense amounted to $121,596 in 1996 and $234,096 in 1995.

NOTE 4 - NOTES PAYABLE:

On June 5, 1996, the Company obtained a $275,000 fixed rate term loan which bears interest at 9/15% and is payable in 36 monthly installments of $8,781. The term loan is secured by MRI equipment.

On April 12, 1996, the Company issued a $2,500,000 subordinated note payable to Chartwell Capital Investors, LP. The note bears interest at 10% and is convertible into preferred stock at a conversion price of $100 per share. The note and accumulated interest of $2,522,603 was converted into 25,226 shares of cumulative, convertible preferred stock on May 15, 1996.

The Company's bank credit facilities are secured by substantially all assets of the Company, its subsidiaries and affiliated medical groups. The revolving line of credit requires the payment of a 1% annual fee. Borrowings under the line bear interest at prime + 1.25% and the line expires April 15, 1997. Advances under the line of credit are subject to a borrowing base formula under which the Company presently has sufficient collateral to support approximately 80% of the line availability. The line of credit as well as other borrowings from the lender are subject to the terms of a loan agreement which includes financial
ratio covenants and various other provisions.   The term loan is payable monthly
at $19,061 with interest at prime +1.5% and it matures in January, 1999. The Company also received a commitment to fund up to $500,000 in equipment purchases. Amounts advanced against this commitment will convert to term notes with 3- and 4- year maturities as of April 15, 1997.

Notes payable consisted of the following at December 31:


                                                         1996          1995
                                                        -----         -----
Bank credit facilities:
Revolving line of credit, 9.75% in 1996,
  expires April 1997                              $ 1,400,000   $   858,953
Term note, 10% in 1996, payable monthly,
  due January 1999                                    427,870       604,248

9.15% note, secured by MRI equipment,
  monthly payment of $8,781, principal
  and interest, due June 1999                         233,498

7.75% note, secured by MRI equipment,
  paid in March, 1996                                               727,544

10% acquisition notes, monthly payments
  of $8,000 principal and interest,
  remaining paid in January 1996                                    127,354

8.5% acquisition note, $5,221
  payable monthly through January 3, 1997              25,562        64,629

Equipment notes at various rates,
  paid in 1996                                                      120,386
                                                  -----------   -----------
                                                    2,086,930     2,503,114

Less current portion                               (1,700,699)   (1,597,224)
                                                  -----------   -----------
                                                  $   386,231   $   905,890
                                                  ===========   ===========

Maturities of indebtedness are $1,700,699 in 1997, $283,509 in 1998 and $102,722 in 1999.

NOTE 5 - INCOME TAXES:

The provisions (benefit) for income taxes for the years ended December 31 are comprised of:

                                               1996        1995       1994
                                           ----------   ---------  ---------
Federal:
  Current                                  $  584,360   $   2,862  $ 151,075
  Deferred                                   (251,256)    337,138     33,000
State                                          90,487      35,423     51,126
                                           ----------   ---------  ---------
                                           $  423,591   $ 375,423  $ 235,201
                                           ==========   =========  =========

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate to income before income taxes for the years ended December 31 is as follows:

                                               1996        1995       1994
                                           ----------   ---------  ---------
Provision (benefit) for income
  taxes at U.S. statutory rates            $  411,639   $ 303,667  $ 220,639
State income taxes                             90,487      35,423     51,126
Refund on amended returns                                            (42,277)
Nondeductible expenses and other              (78,535)     36,333      5,713
                                           ----------   ---------  ---------
                                           $  423,591   $ 375,423  $ 235,201
                                           ==========   =========  =========
Deferred income taxes at December 31
  are comprised of:
                                               1996        1995
                                           ----------   ---------
Deferred tax assets:
  Accrued expenses                         $  107,769   $  21,179
  Allowance for doubtful accounts              44,878      30,676
  Operating loss carryforward                              93,295
  Depreciation                                 78,622
  Other                                         6,741       6,335
                                           ----------   ---------
                                              238,010     151,485
                                           ----------   ---------
Deferred tax liabilities:
  Accrued expenses                                        (32,602)
  Amortization of intangible assets                       (83,869)
  Depreciation                                            (72,718)
  Cash basis for certain revenues
    for tax reporting                        (319,562)   (327.050)
                                           ----------   ---------
                                             (319,562)   (516,239)
                                           ----------   ---------
Net deferred liability                     $  (81,552)  $(364,754)
                                           ==========   =========
NOTE 6 - LEASES:

The Company leases office space, clinic facilities and certain equipment under noncancelable operating and capital leases expiring through the year 1999. Rent expense for all noncancellable operating leases amounted to $1,060,934 in 1996, $1,128,783 in 1995 and $1,081,542 in 1994.

Future minimum payments by year and in the aggregate related to capital and noncancelable operating leases at December 31, 1996 are:

                                               Capital    Operating
                                               Leases      Leases
                                             ----------  ----------
1997                                         $   16,091  $  937,774
1998                                             12,271     145,081
1999                                              4,039      86,002
                                             ----------  ----------
Total minimum lease payments                     32,401  $1,168,857
                                                         ==========
Amounts representing interest                    (3,894)
Present value of net minimum
  lease payments                                 28,507
                                             ----------
Less current portion                            (14,081)

Long-term obligation                         $   14,426
                                             ==========
Included in equipment are assets acquired under capital leases of $60,215 at December 31, 1996 and $1,850,867 at December 31, 1995. Accumulated amortization of assets under capital leases amounted to $14,498 at December 31, 1996 and $1,349,349 at December 31, 1995. Contingent rentals based on utilization of certain MRI equipment amounted to $1,198 in 1996, $42,201 in 1995 and $55,456 in 1994. The contingent rental obligation expired in March, 1996.

NOTE 7 - STOCK OPTIONS AND WARRANTS:

The Company has a Stock Option Plan which provides for the granting of options at not less than market value to purchase up to 1,000,000 shares of common stock by eligible employees of the Company. Option prices and other terms are determined by the Board of Directors. Transactions for the years ended December 31, 1996, 1995 and 1994 for employee stock options granted under the plan are as follows:

                                              Weighted Average
                                    Shares     Exercise Price
                                   ---------   ----------------

Balance, December 31, 1993           319,000      $3.91
  Granted                             24,500      $3.13
  Forfeited                         (103,500)     $4.14
                                   ---------
Balance, December 31, 1994           240,000      $3.73
  Granted                            141,750      $2.56
  Forfeited                          (40,000)     $3.96
                                   ---------
Balance, December 31, 1995           341,750      $3.22
  Granted                            265,000      $3.49
  Exercised                             (666)     $2.50
  Forfeited                          (10,500)     $4.36
  Expired                             (9,002)     $2.94
                                   ---------
Balance, December 31, 1996           586,582      $3.33
                                   =========

                                              Weighted Average
                                     Shares    Exercise Price
                                   ---------  ----------------

Exercisable at December 31, 1994     170,667      $3.88
Exercisable at December 31, 1995     321,582      $3.23
Exercisable at December 31, 1996     316,582      $3.19

The following table summarizes information about the Company's stock options outstanding at December 31, 1996:



                                          Options Outstanding                                          Options Exercisable
                       -------------------------------------------------------------           -------------------------------------

   Range of             Number             Weighted-Average         Weighted-Average             Number             Weighted-Average
   Exercise           Outstanding             Remaining                 Exercise               Exercisable              Exercise
    Prices            at 12/31/96          Contractual Life              Price                 at 12/31/96               Price
  ----------          -----------          ----------------         ----------------           -----------          ----------------

$2.50 - 3.75            551,082               7.32 years                $ 3.24                   291,082                 $ 3.03

$3.76 - 5.13             35,500               5.75 years                $ 4.73                    25,500                 $ 5.02
                        -------                                                                  -------
   Total                586,582               7.23 years                $ 3.33                   316,582                 $ 3.19
                        =======                                                                  =======

During 1995, the exercise price for a total of 142,500 options to purchase common stock granted under the plan was reduced from $4.525 to $3.50 per share, the market price at the repricing date. No compensation expense was recognized with this repricing.

In February 1989, the Company issued warrants to purchase 100,000 shares of common stock each to Jose E. Kauachi, the Company's Chairman of the Board of Directors, President and CEO (Mr. Kauachi) and Mr. William F. Donovan, M. D., Director of the Company and Medical Director of the Company's affiliated medical groups (Dr. Donovan). These warrants were issued as compensation for services rendered and for the officers' personal guarantee of corporate debt and other obligations. The warrant exercise price was $1.75 per share and were originally exercisable through February 22, 1994. By amendments effective in February 1994 and 1995, the expiration dates of the warrants have been extended to February 22, 1999 and the exercise price has been adjusted to the then market value of $2.125 per share.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. Had compensation cost for the Company's stock option plan been determined based on the fair market value at grant for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                 1996        1995
                                               ---------   ---------

Net income - as reported                       $ 787,112   $ 517,714

Net income - pro forma                         $ 783,100   $ 405,829

Earnings per share - as reported               $     .12   $     .10

Earnings per share - pro forma                 $     .12   $     .07

Options granted in 1996 and 1995 had weighted average fair values of $1.95 and $1.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            1996         1995
                                         -------      -------
     Expected dividend yield                   0%           0%
     Expected stock price votability          44%          35%
     Expected life                        7 years      7 years
     Expected risk-free interest rate        6.3%         7.5%


NOTE 8 - PREFERRED STOCK:

In May 1996, the Company's shareholders approved the amendment of its Articles of Incorporation to authorize 10,000,000 shares of preferred stock at a par value of $.01 per share. Pursuant thereto, the Company established 26,000 shares of cumulative convertible preferred stock ("Series A Preferred Stock").

The Series A Preferred Stock has a liquidation value of $100 per share plus unpaid dividends and is convertible at the option of the holder into common stock of the Company at a conversion price calculated as the liquidation value divided by $3.50, subject to adjustment in certain events. The Company, at its option, may require conversion of the preferred stock into common stock at any time, provided that certain trading and pricing levels are met.

The holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate of (i) $8.00 per share from the date of issuance to June 30, 2001, (ii) $10.00 per share for the period beginning July 1, 2001 and ending June 30, 2002, (iii) $12.00 per share for the period beginning July 1, 2002 and ending June 30, 2003, and (iv) $16.00 per share after July 1, 2003. Such dividends shall be payable in preference and priority to any payment of any cash dividend on common stock. Dividends are cumulative from the date of issuance and are payable quarterly after June 30, 1999. At December 31, 1996 the Company has accrued unpaid dividends on the Series A Preferred Stock of $127,167.

The Series A Preferred Stock is redeemable at the option of the Company after June 30, 2001 at a redemption price of $100 per share plus unpaid dividends.

NOTE 9  NET GAIN FROM RESTRUCTURING:

During 1996, the Company, in a strategic effort to restructure its operations towards a single focus musculoskeletal-related physician practice management company, divested its interests in eight occupational medicine centers, four physical and medical therapy centers associated with the occupational medicine centers, seven mobile health testing units operated in conjunction with the occupational medicine programs in Houston, Texas and Little Rock, Arkansas, and one magnetic resonance imaging ("MRI") center in Little Rock, Arkansas. The consideration and net gain from restructuring is as follows:

                                       Occupational  Little Rock       Net
                                         Medicine        MRI           Gain
                                       ------------  -----------   -----------

  Cash proceeds                        $  7,773,234  $   700,000   $ 8,473,234
  Note receivable                           156,859                    156,859
  Assumption of capital leases, net         166,945                    166,945
                                       ------------  -----------   -----------
     Total consideration                  8,097,038      700,000     8,797,038
                                       ------------  -----------   -----------
  Accounts receivable, net sold           1,165,951                  1,165,951
  Property and equipment sold             1,195,571      804,154     1,999,725
  Intangible assets, net sold               782,565                    782,565
  Other assets sold                          16,407                     16,407
  Divestiture Costs                       1,664,689                  1,664,689
                                       ------------  -----------   -----------
     Net gain from restructuring       $  3,271,855  $  (104,154)  $ 3,167,701
                                       ============  ===========   ===========

The following unaudited pro forma information assumes that the sale of the occupational medicine business occurred on January 1, 1996 and 1995, respectively. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the sale had occurred at these earlier dates or results which may occur in the future.

                                                     Year ended December 31,
                                                     -----------------------
                                                        1996          1995
                                                     ---------     ---------

  Revenues (in thousands)                            $   8,100     $   8,877

  Net Income (in thousands)                          $   1,238     $     804

  Earnings per common share:
     Primary                                         $     .20     $     .15
     Assuming full dilution                          $     .20     $     .15

NOTE 10 - CONTINGENCIES:

The Company maintains professional liability insurance in levels it believes to be adequate in the circumstances. In the ordinary course of its business, the Company is subject, from time to time, to claims and legal actions, including as a named party to professional liability claims involving medical groups and physicians affiliated with the Company. As of March 21, 1997, management is not aware of any material actual or unasserted claims or actions pending against the Company.

NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company, either directly or through an affiliated medical group, paid William F. Donovan, M.D., a Company director, and Northshore Orthopedics Assoc. ("NSO"), a professional corporation owned by Dr. Donovan, $728,731 in 1996 and $504,878 in 1995 for Dr. Donovan's professional medical services to patients of an affiliated medical group, medical director's fees, equipment and leasehold rentals, and contracted services. Dr. Donovan began practicing medicine full time with the Company's Houston affiliated medical group during 1995 and, pursuant to such affiliation, the Company loaned NSO $500,000 for operating expenses. The loan was collateralized by NSO's accounts receivable and was payable as receivables were collected. Interest at 9.5% was earned by the Company in the amount of $7,481 in 1996 and $13,792 in 1995. The balance of the note at December 31, 1995 of $135,802 was paid off during 1996. In 1995, the Company retained a fee for collecting NSO's receivables totaling $242,480.
There were no such fees collected from NSO during 1996.

The Company leased several office suites used for clinic and administrative functions at prevailing market rates from Pacati, Inc., a company which is jointly owned by Jose E. Kauachi, Chairman and Chief Executive Officer of the Company, and Dr. Donovan. The leases were canceled in October, 1996, as a result of Pacati, Inc.'s sale of the property to an unrelated party. The Company paid Pacati, Inc. $160,623 in 1996, $210,099 in 1995 and $174,763 in
1994 under the rental arrangements.

Dr. Donovan purchased a medical clinic from the Company in March 1994 for $240,000. The original cost to the Company was $190,000 and the gain on the transaction was $36,634.

In 1996, the Company converted a $2,522,603 loan with Chartwell Capital Investors (Chartwell) into 25,226 shares of cumulative, convertible preferred stock. In addition, Chartwell received $30,215 in management fees relating to investment consultations.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index to Exhibits

Exhibit No.    Exhibit Title                                  Filed As
-----------    --------------------------------------         --------

   2.1         Stock and Asset Purchase Agreement dated
               December 31, 1996 among OccuCenters, Inc.,
               Occupational Health Centers of the
               Southwest, P.A. and DRCA Medical Corporation,
               William F. Donovan, M.D., PhysiCare, L.L.P.,
               and DRCA Houston Clinics, Inc.                  /16/Same

   3.1         Articles of Incorporation of the Company,
               as amended to date.                             /15/Exhibit 3.1

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

   4.2         Warrant Agreement between the Company and
               Jose E. Kauachi dated February 23, 1989.        /3/Exhibit  4.3*

   4.3         Warrant Agreement extension between the
               Company and Jose E. Kauachi dated
               February 22, 1994.                              /11/Exhibit 4.3*

   4.4         Warrant Agreement Amendment between the
               Company and Jose E. Kauachi dated
               November 21, 1994 and effective
               February 22, 1994                               /12/Exhibit 4.4*

Exhibit No.    Exhibit Title                                  Filed As
-----------    --------------------------------------         --------

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

   4.10        Warrant Agreement between the Company and
               Victor M. Rivera, M.D. dated April 26, 1992.    /9/Exhibit  4.8

   4.11        Second Warrant Agreement Amendment dated
               February 2, 1995 between the Company and
               Jose E. Kauachi                                 /12/Exhibit 4.11*

   4.12        Second Warrant Agreement Amendment dated
               February 2, 1995 between the Company and
               William F. Donovan, M.D.                        /12/Exhibit 4.12*

   10.1        Guaranty Agreement dated effective
               January 3, 1992 by the Company for the
               benefit of Medi-Stat, Inc.                      /2/Exhibit 10.39

   10.2        1988 Stock Option Plan of Doctors
               Rehabilitation Corporation of America.          /4/Exhibit  10.1*

   10.3        Amendment of 1988 Stock Option Plan             /10/Exhibit 10.2*

   10.4        Stock Option Agreement dated
               September 1, 1992 between Ray Bishop
               and the Company                                 /9/Exhibit 10.35

   10.5        Management Agreement between DRCA Houston
               Clinics, Inc. and Occupational Medicine
               Associates of Houston, P.A. Dated effective
               August 1, 1993                                 /11/Exhibit 10.53*

   10.6        Administrative Services Agreement between
               DRCA Houston Clinics, Inc. and the Company
               dated effective August 1, 1993.                /11/Exhibit 10.57

   10.7        Option Agreement among Occupational Medicine
               Associates of Houston, P.A.,
               William F. Donovan, M.D., and DRCA Houston
               Clinics, Inc. dated effective August 1, 1993.  /11/Exhibit 10.58*

   10.8        Loan Agreement dated January 30, 1995
               between the Company, its subsidiaries,
               affiliates and guarantors and First
               Interstate Bank of Texas, N.A.                 /12/Exhibit 10.78

   10.9        Promissory Note for $750,000 dated
               January 30, 1995 between the Company
               and First Interstate Bank of Texas, N.A.       /12/Exhibit 10.79

Exhibit No.    Exhibit Title                                  Filed As
-----------    --------------------------------------         --------


   10.10       Promissory Note for $1,000,000 dated
               January 30, 1995 between the Company
               and First Interstate Bank of Texas, N.A.       /12/Exhibit 10.80

   10.11       Commercial Guaranty dated January 30, 1995
               between Jose E. Kauachi and First
               Interstate Bank of Texas, N.A.                 /12/Exhibit 10.81

   10.12       Commercial Guaranty dated January 30, 1995
               between William F. Donovan, M.D. and
               First Interstate Bank of Texas, N.A.           /12/Exhibit 10.82

   10.13       Commercial Guaranty dated January 30, 1995
               between Sharon A. Donovan and
               First Interstate Bank of Texas, N.A.           /12/Exhibit 10.83

   10.14       Incentive Stock Option Agreement between
               the Company and William F. Donovan, M.D.
               dated February 2, 1995                         /12/Exhibit 10.85*

   10.15       Executive Employment Agreement between
               the Company and Jose E. Kauachi dated
               November 15, 1994                              /12/Exhibit 10.90*

   10.16       Executive Employment Agreement between
               the Company and Jefferson R. Casey dated
               January 22, 1995                               /12/Exhibit 10.91*

   10.17       Management Services Agreement by and between
               DRCA Houston Clinics, Inc. and PhysiCare,
               L.L.P. dated effective March 1, 1995           /13/Exhibit 10.99

   10.18       Equipment Lease Agreement by and between
               Northshore Orthopaedics Assoc. and
               DRCA Houston Clinics, Inc. dated
               effective March 1, 1995                        /13/Exhibit 10.100

   10.19       Lease Agreement by and between
               William F. Donovan, M.D. and
               DRCA Houston Clinics, Inc. dated
               effective March 1, 1995                        /13/Exhibit 10.101

   10.20       Collection Services Agreement by and
               between DRCA Houston Clinics, Inc.
               and Northshore Orthopaedics Assoc.
               dated effective March 1, 1995                  /13/Exhibit 10.102

   10.21       Promissory Note for $1,000,000 by
               PhysiCare, 2 L.L.P. and DRCA Houston
               Clinics, Inc. dated effective March 1, 1995    /13/Exhibit 10.105

   10.22       Security Agreement between PhysiCare,
               L.L.P. and DRCA Houston Clinics, Inc.
               dated effective March 1, 1995                  /13/Exhibit 10.106

Exhibit No.    Exhibit Title                                  Filed As
-----------    --------------------------------------         --------

   10.23       Master Transaction Agreement by and
               among the Company, DRCA Houston Clinics,
               Inc., Occupational Medicine Associates of
               Houston, P.A., Northshore Orthopaedics
               Assoc., PhysiCare, L.L.P. and
               William F. Donovan, M.D. dated
               effective March 1, 1995                        /13/Exhibit 10.107

   10.24       Professional Services Agreement Medical
               Director between William F. Donovan, M.D.
               and the Company dated effective
               March 1, 1995                                  /1/3Exhibit 10.108

   10.25       Amendment to Loan Agreement dated
               January 30, 1995 by and among the Company,
               Northshore Orthopaedics Assoc., PhysiCare,
               L.L.P., and First Interstate Bank of Texas,
               N.A. dated effective May 15, 1995              /13/Exhibit 10.110

   10.26       Commercial Guarantee by PhysiCare, L.L.P.
               to First Interstate Bank of Texas, N.A.
               dated May 15, 1995                             /13/Exhibit 10.111

   10.27       Amendment to the Loan Agreement dated
               January 30,1995 between the Company,
               its Subsidiaries, affiliates and
               First Interstate Bank of Texas, N.A.
               effective January 30, 1996                     /14/Exhibit 10.47

   10.28       Promissory Note for $2,000,000 dated
               January 30,1996 between the Company and
               First Interstate Bank of Texas, N.A.           /16/Exhibit 10.48

   10.29       Promissory Note for $500,000 dated
               January 30,1996 between the Company
               and First Interstate Bank of Texas, N.A.       /16/Exhibit 10.49

   10.30       Investment Agreement by and between the
               Company and Chartwell Capital Investors,
               L.P. dated April 12, 1996                      /16/Exhibit 10.50

   10.31       Option Agreement between the Company
               and Thomas M. Conner dated April 11, 1996      /16/Exhibit 10.51

   10.32       Option Agreement between the Company and
               Victor M. Rivera, M.D. dated April 11, 1996    /16/Exhibit 10.52

   11          Calculations for Primary and Fully Diluted
               earnings per share                             /1/7Same

   21          Subsidiaries of the Company.                   /17/Same

   23          Consent of Independent Accountant to
               incorporation by reference of 1996
               financial statements contained
               in this Report on Form 10-KSB into
               the Company's Registration Statement on
               Form S-8, Registration No. 33-42624,
               filed with the Securities and Exchange
               Commission on September 6, 1991                /17/Same

/1/ Incorporated by reference to the Company's Annual Report on 10-K dated March 28, 1991 (under the exhibit number indicated in the column titled "Filed As").

/2/ Incorporated by reference to the Company's Annual Report on 10-K dated March 26, 1992, (under the exhibit number indicated in the column titled "Filed As").

/3/ Incorporated by reference to Post-Effective Amendment No. 1 to the Doctors Rehabilitation Corporation of America Registration Statement on Form S-1, Registration No. 33-31691 (under the exhibit number indicated in the column titled "Filed As").

/4/ Incorporated by reference to the Doctors Rehabilitation Corporation of America Registration Statement on Form 10, Registration No. 0-17006 (under the exhibit number indicated in the column titled "Filed As").

/5/ Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1990 (under the exhibit number indicated in the column titled "Filed As").

/6/ Incorporated by reference to the Company's Form 8 dated December 31, 1990, amending the Company's Current Report on Form 8-K dated November 1, 1990 (under the exhibit number indicated in the column titled "Filed As").

/7/ Incorporated by reference to the Company's Current Report on Form 8-K dated January 17, 1992 (under the exhibit number indicated in the column titled "Filed As").

/8/ Incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 1993 (under the exhibit number indicated in the column titled "Filed As").

/9/ Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1993, (under the exhibit number indicated in the column titled "Filed As").

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

/14/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/96 dated May 14, 1996 (under the exhibit number indicated in the Column titled "Filed As".

/15/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/96 date August 11, 1996 (under the exhibit number indicated in the Column titled "Filed As".

/16/Incorporated by reference to the Company's Current Report on Form 8-K dated January 14, 1997 (under the exhibit number indicated in the column titled "Filed As".

/17/Filed herewith

*Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTEGRATED ORTHOPAEDICS, INC.


                                               /s/ JOSE E. KAUACHI
                                          By: ______________________________
                                              JOSE E. KAUACHI
                                              Chairman of the Board and
                                              Chief Executive Officer

                                          Dated:  March 27, 1997

In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                Title                        Date
---------                                -----                        ----

    /s/ JOSE E. KAUACHI            Chairman of the Board          March 27, 1996
By:_____________________________   and Chief Executive
   JOSE E. KAUACHI                 Officer


    /s/ RONALD R. PIERCE           President and Chief            March 27, 1996
By:_____________________________   Operating Officer
   RONALD R. PIERCE


    /s/ JEFFERSON R. CASEY         Senior Vice President,         March 27, 1996
By:_____________________________   (Principal Financial &
   JEFFERSON R. CASEY              Accounting Officer), and
                                   Secretary


    /s/ VICTOR M. RIVERA, M.D.          Director                  March 27, 1996
By:_____________________________
   VICTOR M. RIVERA, M.D.


    /s/ CLIFFORD R. HINKLE              Director                  March 27, 1996
By:_____________________________
   CLIFFORD R. HINKLE


    /s/ WILLIAM F. DONOVAN, M.D.        Director                  March 27, 1996
By:_____________________________
   WILLIAM F. DONOVAN, M.D.