Form 10QSB
period 1997-03-31
DRCA MEDICAL CORP
filed 1997-05-15
CIK 807144

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                       ________________________________

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from __________________ to ________________


                          Commission File No. 1-10677


                         Integrated Orthopaedics, Inc.
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

As of March 31, 1997, 5,286,641 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES  [ ]   NO  [X]

                         Integrated Orthopaedics, Inc.
                                     INDEX

                                                                        Page
                                                                         No.

PART I    FINANCIAL INFORMATION

          Item 1  Financial Statements

                  Consolidated Balance Sheets (March 31, 1997
                  and December 31, 1996)                                  1

                  Consolidated Statements of Operations for the
                  quarter ended March 31, 1997 and March 31, 1996         2

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the three months
                  ended March 31, 1997 and March 31, 1996                 3

                  Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1997 and
                  March 31, 1996                                          4

                  Notes to Consolidated Financial Statements          5 - 7

          Item 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8 - 10


PART II   OTHER INFORMATION

          Item 1 - 6                                                     11


SIGNATURES                                                               12

                         INTEGRATED ORTHOPAEDICS, INC.
                          CONSOLIDATED BALANCE SHEET

                  ASSETS                             March 31,    December 31,
                                                       1997           1996
                                                   -------------  -------------
                                                    (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and equivalents                             $   6,715,208  $  10,176,947
  Accounts receivable, net                             2,981,389      3,796,715
  Income taxes receivable                                335,909         82,495
  Notes receivable, net                                   90,963         88,811
  Other current assets                                   133,186        252,893
                                                   -------------  -------------
    TOTAL CURRENT ASSETS                              10,256,655     14,397,861
                                                   -------------  -------------
PROPERTY AND EQUIPMENT
  Equipment (including equipment under
    capital leases)                                    3,342,797      3,171,495
  Leasehold improvements                                 316,999        316,999
  Furniture and fixture                                  386,979        386,979
                                                   -------------  -------------
                                                       4,046,775      3,875,473
  Less  - accumulated depreciation
    and amortization                                  (3,294,221)    (3,210,788)
                                                   -------------  -------------
                                                         752,554        664,685
                                                   -------------  -------------
OTHER ASSETS                                             124,328        106 165
                                                   -------------  -------------
    TOTAL ASSETS                                   $  11,133,537  $  15,168,711
                                                   =============  =============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       863,088  $   1,271,842
  Accrued expenses                                     1,683,530      3,129,216
  Income taxes payable                                    92,493        584,360
  Current obligations under capital leases                30,074         14,081
  Current portion of notes payable                       302,726      1,700,699
                                                   -------------  -------------
    TOTAL CURRENT LIABILITIES                          2,971,911      6,700,198
                                                   -------------  -------------

NOTES PAYABLE                                            315,998        386,231
                                                   -------------  -------------
OBLIGATIONS UNDER CAPITAL LEASES                          40,838         14,426
                                                   -------------  -------------
DEFERRED INCOME TAXES                                    160,174        160,174
                                                   -------------  -------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 50,000,000
    shares authorized, 5,302,474 issued                    5,303          5,303
  Preferred stock, $.01 par value 10,000,000
    shares authorized
      Series A - 8% Cumulative Convertible, 25,226
        shares issued and outstanding                        252            252
  Additional paid-in capital                           4,842,015      4,842,015
  Retained earnings                                    2,797,062      3,060,128
  Treasury shares, 15,833 shares                             (16)           (16)
                                                   -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                         7,644,616      7,907,682
                                                   =============  =============
COMMITMENTS AND CONTINGENCIES
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  11,133,537  $  15,168,711
                                                   =============  =============


        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Quarter Ended
                                                      March 31       March 31
                                                        1997           1996
                                                     -----------    -----------

REVENUES                                             $ 1,563,459    $ 4,061,697
                                                     -----------    -----------
Costs and expenses:
  Compensation costs and medical services                874,096      1,785,844
  Other direct costs                                     344,778      1,026,896
  General and administrative                             727,846        427,848
  Depreciation and amortization                           83,433        189,979
  Provision for doubtful accounts                        375,376        347,311
  Gain from restructuring                               (414,750)
                                                     -----------    -----------
                                                       1,990,779      3,777,878

INCOME (LOSS) FROM OPERATIONS                           (427,320)       283,819

Loss on sale of subsidiary                                              (90,460)
Interest income                                          101,992          5,221
Interest expense                                         (18,711)       (66,012)
                                                     -----------    -----------
INCOME (LOSS) BEFORE  INCOME TAXES                      (344,039)       132,568

Provision for income taxes                               130,735        (48,096)
                                                     -----------    -----------
NET INCOME (LOSS)                                    $  (213,304)   $    84,472
                                                     ===========    ===========

Earnings (Loss) per common and equivalent share:

  Primary                                            $      (.05)   $       .02
                                                     ===========    ===========
  Fully Diluted                                      $      (.05)   $       .02
                                                     ===========    ===========


        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1997

                                 Common Stock            Preferred Stock     Additional
                              ---------------------    -------------------    Paid In      Retained   Treasury
                              Shares         Amount    Shares       Amount    Capital      Earnings     Stock      Total
                              ------         ------    ------       ------    -------      --------   ---------    -----
Balance -
  December 31, 1996          5,302,474   $ 5,303       25,226      $  252   $ 4,842,015  $ 3,060,128  $ (16)   $ 7,907,682

Dividends - Preferred
  Stock - Series A                                                                           (49,762)              (49,762)

Net income (Loss)                                                                           (213,304)             (213,304)
                             ---------   -------       ------      ------   -----------  -----------  -----    -----------
Balance -
  March 31, 1997             5,302,474   $ 5,303       25,226      $  252   $ 4,842,015  $ 2,797,062  $ (16)   $ 7,644,616
                             =========   =======       ======      ======   ===========  ===========  =====    ===========

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                      March 31       March 31
                                                        1997           1996
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)                                  $  (213,304)   $    84,472
  Noncash adjustments:
     Depreciation and amortization                        83,433        189,979
     Loss on sale of assets                                              90,460
     Net gain from restructuring                        (414,750)

  Change in assets and liabilities,
    excluding acquisitions:
     Accounts receivable, net                            815,326       (246,590)
     Other current assets                                117,555        110,917)
     Accounts payable                                   (408,757)      (139,421)
     Accrued expenses                                 (1,080,695)       208,386
     Other assets                                        (18,163)
     Income taxes receivable/payable                    (745,281)        59,069
                                                     -----------    -----------
      Net cash provided (used) by
        operating activities                          (1,864,636)       135,438
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (122,602)      (150,432)
  Net proceeds from sale of subsidiary                                  700,000
  Collections on notes receivable                                         4,207
                                                     -----------    -----------
      Net cash provided by investing activities         (122,602)       553 775
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings                                                       486,784
  Payments on bank borrowings                         (1,400,000)      (220,045)
  Payments on other notes, net                           (68,204)      (870,976)
  Payments on capital lease obligations                   (6,296)      (105,482)
                                                     -----------    -----------
      Net cash used by financing activities           (1,474,500)      (709,719)
                                                     -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                    (3,461,738)       (20,506)
CASH AND EQUIVALENTS:
  BEGINNING OF YEAR                                   10,176,947        109,231
                                                     -----------    -----------
  END OF QUARTER                                     $ 6,715,209    $    88,725
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                      $    18,711    $    60,498
  Income taxes paid, net of refunds                      836,662
  Dividends accrued on preferred stock                    49,762
  Equipment acquired under capital leases                 48,700

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


NOTE 1   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Certain amounts in the March 31, 1996 consolidated statements of operations have been reclassified to conform to the March 31, 1997 presentation, the most significant of which is the reclassification of sales and marketing expense from general, and administrative costs to other direct cost. This reclassification did not affect net income.


NOTE 2   EARNINGS PER COMMON SHARE:

Primary and fully diluted earnings per common share is based upon the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options and warrants during the three month periods, as follows:

                                                      THREE MONTHS ENDED
                                                    March 31,      March 31,
                                                      1997           1996
                                                   -----------    -----------
Primary
 Weighted average shares outstanding                 5,286,641      5,285,975
 Net effect of dilutive stock options and
  warrants, based on the treasury stock
  method using average market price                                   172,319
                                                   -----------    -----------
                                                     5,286,641      5,458,294
                                                   ===========    ===========

Net Income                                         $  (213,304)   $    84,472
Accrued dividends                                      (49,761)
                                                   -----------    -----------
Earnings available for common shareholders         $  (263,065)   $    84,472
                                                   ===========    ===========

Earnings Per Share                                 $      (.05)   $       .02
                                                   ===========    ===========
Fully diluted
 Weighted average shares outstanding                 5,286,641      5,285,975
 Net effect of dilutive stock options and
  warrants, based on the treasury stock
  method using the average market price                               233,785
                                                   -----------    -----------
                                                     5,286,641      5,519,294
                                                   ===========    ===========

Net Income                                         $  (213,304)   $    84,472
Accrued dividends                                      (49,761)
                                                   -----------    -----------

Earnings available for common shareholders         $  (263,065)   $    84,472
                                                   ===========    ===========

Earnings Per Share                                 $      (.05)   $       .02
                                                   ===========    ===========

Statement of Financial Accounting Standards No. 128 was issued on February 17, 1997, and establishes standards for computing and presenting earnings per share
(EPS). This Statement simplifies the previous standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS.

Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, entities are encouraged to disclose pro forma EPS amounts computed using this Statement in the notes to the financial statements prior to adoption. Such pro forma information is as follows:

                                                      Three Months Ended
                                                   --------------------------
                                                    March 31,      March 31,
                                                      1997           1996
                                                   -----------    -----------

               Basic EPS                           $      (.05)   $       .02
                                                   ===========    ===========
               Diluted EPS                         $      (.05)   $       .02
                                                   ===========    ===========

NOTE 3 -- PRO FORMA INFORMATION

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

The following unaudited pro forma information assumes that the sale of the occupational medicine business occurred on January 1, 1996. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the sale had occurred at this earlier date or results which may occur in the future.


                                       3 months ended March 31,
                                       -----------------------
                                                 1996
                                              ---------
       Revenues (in thousands)                $   2,518

       Net Income (in thousands)              $     260

       Earnings per common share:
         Primary                              $     .04
         Assuming full dilution               $     .04

                                    PART I
                             FINANCIAL INFORMATION


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

Three months ended March 31, 1997 compared with three months ended March 31, 1996.

REVENUES:

The Company's revenues are stated net of contractual allowances that relate to gross patient billings. Contractual allowances are based on accounting estimates which the Company reviews and adjusts on a periodic basis. Revenues for the first quarter of 1997 decreased by approximately $2,498,000 or 62%. Approximately $1,543,000 or 62% of this decrease is attributable to the Company's 1996 divestiture of certain of its occupational medicine and diagnostic imaging businesses and the remainder results from lower net collectibility expectations on patient billings than that estimated a year ago.

COMPENSATION COSTS AND MEDICAL SERVICES:

Compensation costs and medical services for the first quarter of 1997 decreased by approximately $912,000 or 51%. Approximately $848,000 or 93% of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. The remaining reduction of $67,000 or 7% relates to on-going operations.

OTHER DIRECT COSTS:

Other direct costs for the first quarter of 1997 decreased by approximately $682,000 or 66%. Approximately $642,000 or 94% of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Costs of on-going operations were lower by approximately $40,000.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the first quarter of 1997 increased approximately $300,000 or 70%. This increase is attributable to the addition of management and operating infrastructure relating to the Company's expansion as a physician practice management company and to increased legal and accounting costs.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization for the first quarter of 1997 decreased by approximately $107,000 or 56%, primarily as a result of the divestiture of the occupational medicine and diagnostic imaging businesses in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS:

Provision for doubtful accounts for the first quarter of 1997 increased by approximately $28,000 resulting from a decrease in the estimate of future collections on accounts receivable. The provision for doubtful accounts is an accounting estimate which the Company reviews and adjusts on a periodic basis.

NET GAIN FROM RESTRUCTURING:

The Company reported a first quarter benefit of approximately $415,000 related to the 1996 net gain from restructuring. This adjustment reflects that the Company was able to complete certain transactions relating to the restructuring at a lower than expected cost.

INTEREST INCOME AND EXPENSE:

Interest income increased by $97,000, reflecting earnings from increased cash reserves arising from the Company's restructuring in 1996. Interest expense decreased primarily due to decreased borrowings under the Company's working capital credit facility and the retirement of equipment debt in conjunction with the restructuring.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital decreased to $7,285,000, down $413,000 from $7,698,000 at December 31, 1996. The Company used working capital to increase net fixed assets and other assets by $106,000 and decrease notes and capital leases by $125,000. The remainder of the decrease is explained by the Company's first quarter loss of $213,000 and various immaterial differences.

Accounts receivable decreased approximately $815,000 during the first quarter due primarily to the net effect of lower accounting estimates of the collectibility of existing accounts receivable. Personal injury accounts receivable relating to the Houston musculoskeletal-related healthcare delivery system represented a substantial portion of accounts receivable as of March 31, 1997. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers.

The Company presently has a $2,000,000 line of credit for working capital purposes, a $500,000 line of credit for equipment purchases and a term note payable to its primary commercial bank. Borrowings under the working capital and equipment lines bear interest at prime + 1.25% and prime + 1%, respectively, and the term note bears interest at prime + 1.5%. The working capital line also requires an annual fee of 1% of the commitment. Advances under the equipment line are converted into three- and four-year term notes annually at renewal. Advances under the working capital line are subject to a borrowing base formula under which the Company presently has sufficient collateral to support approximately 85% of the total line of credit. There were no funds advanced under the line as of March 31, 1997. Advances under both credit facilities as well as other borrowings from the Company's primary lender are also subject to the terms of a loan agreement which includes typical financial ratio covenants and other provisions. Both lines of credit expire on May 31, 1997. The Company has received a commitment from its lender that the facilities will be renewed for twelve months prior to their expiration. The Company believes these credit facilities, its cash on hand, and cash provided by operations will be sufficient to provide its working capital needs for at least the next twelve months for its existing operations. However, in order to pursue its physician practice management growth strategy of acquiring or developing orthopaedic practices and musculoskeletal-related healthcare delivery systems, additional capital is required. The Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness, asset dispositions, and strategic partnering. The Company anticipates that the cost of building the management and operational infrastructure necessary to implement this strategy may exceed the Company's earnings for at least a portion of 1997.

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

Item 4      Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of stockholders on March 12, 1997, solely for the purpose of considering an amendment to the Company's Articles of Incorporation to authorize a change in the Company's name to Integrated Orthopaedics, Inc. The results of the voting for approval of that amendment to the Company's Articles of Incorporation were as follows:

          For   5,104,884        Against   5,400        Abstain   300

Item 5      Other Information

     This item is not applicable.

Item 6 (a)  Exhibits and Exhibit Index

Exhibit No.         Exhibit Title                            Filed As
----------          -------------                            --------

  3.1               Articles of Incorporation of the
                    Company, as amended to date               /1/Same

Item 6 (b)  Reports on Form 8-K

     The Company filed reports on Form 8-K and Form 8-K/A on January 14, 1997 and April 3, 1997, respectively, dated December 31, 1996 with respect to the Stock and Asset Purchase Agreement dated December 31, 1996 among OccuCenters, Inc., Occupational Health Centers of the Southwest, P.A. and DRCA Medical Corporation, William F. Donovan, M.D., PhysiCare, L.L.P., and DRCA Houston Clinics, Inc. As part of such reports, the Company filed the following unaudited pro forma financial statements to reflect its disposition of certain assets and liabilities: Balance Sheet as of September 30, 1996, Statement of income for nine months ended September 30, 1996 and Statement of Income for the year ended December 31, 1995.

_______________________
/1/  Filed herewith

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRATED ORTHOPAEDICS, INC.


                                            By:  JOSE E. KAUACHI
                                                _________________________
                                                JOSE E. KAUACHI,
                                            Chairman of the Board, and
                                                Chief Executive Officer

                                            Dated:  May 15, 1997

In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                               Date
---------                          -----                               ----

By:  JOSE E. KAUACHI         Chairman of the Board                  May 15, 1997
   _______________________     and Chief Executive Officer
    JOSE E. KAUACHI


By:  JEFFERSON R. CASEY      Senior Vice President, Treasurer       May 15, 1997
   _______________________     (Principal Financial & Accounting
   JEFFERSON R. CASEY          Officer), and Secretary