Form 10QSB
period 1997-06-30
INTEGRATED ORTHOPAEDICS INC
filed 1997-08-14
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997
                                                 --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ________________TO_____________________


                          COMMISSION FILE NO. 1-10677
                                              -------


                         INTEGRATED ORTHOPAEDICS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        TEXAS                                  76-0203483
           -------------------------------                  ----------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)


               Three Riverway, Suite 1430, Houston, Texas  77056
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
YES  X    NO
   -----     -----

As of June 30, 1997, 5,288,641  shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES       NO  X
                                                                ----    -----

                         INTEGRATED ORTHOPAEDICS, INC.

                                     INDEX


                                                                         Page
                                                                          No.
                                                                         ----

PART I  FINANCIAL INFORMATION

    Item 1  Financial Statements

       Consolidated Balance Sheets (June 30, 1997
       and December 31, 1996)                                              1

       Consolidated Statements of Operations for the
       three months and six months ended
       June 30, 1997 and June 30, 1996                                     2

       Consolidated Statements of Changes in
       Stockholders' Equity for the six months
       ended June 30, 1997 and June 30, 1996                               3

       Consolidated Statements of Cash Flows for
       the six months ended June 30, 1997 and
       June 30, 1996                                                       4

       Notes to Consolidated Financial Statements                      5 - 7

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             8 - 10

PART II OTHER INFORMATION

    Item 1 - 6                                                            11

SIGNATURES                                                                12

                         INTEGRATED ORTHOPAEDICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                            JUNE 30      DECEMBER 31
                                              1997           1996
                                        --------------   ------------
                                           (UNAUDITED)     (AUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and equivalents                  $ 6,271,721    $10,176,947
     Accounts receivable, net                2,336,051      3,796,715
     Income taxes receivable                   611,215         82,495
     Notes receivable, net                     143,192         88,811
     Other current assets                      192,516        252,893
                                           -----------   ------------
          TOTAL CURRENT ASSETS               9,554,695     14,397,861
                                           -----------   ------------

PROPERTY AND EQUIPMENT
     Equipment (including equipment
      under capital leases)                  3,319,097      3,171,495
     Leasehold improvements                    259,368        316,999
     Furniture and fixtures                    385,838        386,979
                                           -----------   ------------
                                             3,964,303      3,875,473
     Less - accumulated depreciation
      and amortization                      (3,079,547)    (3,210,788)
                                           -----------   ------------
                                               884,756        664,685
                                           -----------   ------------
OTHER ASSETS                                   129,371        106,165
                                           -----------   ------------
     TOTAL ASSETS                          $10,568,822    $15,168,711
                                           ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payables                     $   899,389    $ 1,271,842
     Accrued expenses                        1,319,765      3,129,216
     Income taxes payable                      208,168        584,360
     Current obligations under capital
      leases                                    29,919         14,081
     Current portion of notes payable          305,216      1,700,699
                                           -----------   ------------
          TOTAL CURRENT LIABILITIES          2,762,457      6,700,198
                                           -----------   ------------


NOTES PAYABLE                                  244,070        386,231
OBLIGATIONS UNDER CAPITAL LEASES                33,614         14,426
DEFERRED INCOME TAXES                          160,174        160,174
                                           -----------   ------------
                                             3,200,315      7,261,029
                                           -----------   ------------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,
      50,000,000 shares authorized,
      5,302,474 and 5,301,808 issued             5,303          5,303
     Preferred stock, $.01 par value
      10,000,000 shares authorized,
      Series A - 8% Cumulative
      Convertible, 25,226 shares
      issued and outstanding
      (liquidating preference $100
      per share, aggregating $2,522,600)           252            252
     Additional paid-in capital              4,851,573      4,842,015
     Retained earnings                       2,511,393      3,060,128
     Treasury shares, 13,833 shares                (14)           (16)
                                           -----------   ------------
          TOTAL STOCKHOLDERS' EQUITY         7,368,507      7,907,682
                                           -----------   ------------
COMMITMENTS AND CONTINGENCIES
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $10,568,822    $15,168,711
                                           ===========   ============

          The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                SIX MONTHS ENDED                 THREE MONTHS ENDED
                                            --------------------------       ---------------------------
                                             JUNE 30,         JUNE 30,        JUNE 30,          JUNE 30,
                                               1997             1996            1997              1996
                                            -----------     ----------       ----------        ---------
REVENUES                                      $3,874,176    $8,201,381           $2,310,717    $4,139,684

Costs and expenses:
     Compensation costs and
        medical services                       2,027,130     3,848,523            1,094,769     1,930,823
     Other direct costs                          539,653     1,803,460              250,128       908,420
     General and administrative                1,879,731       938,200            1,154,887       510,352
     Depreciation and amortization               130,411       347,221               46,978       157,242
     Provision for doubtful accounts             641,376       657,111              266,000       309,800
     Gain from restructuring                    (478,215)                           (63,465)
                                              ----------    ----------           ----------    ----------
                                               4,740,086     7,594,515            2,749,297     3,816,637

INCOME (LOSS) FROM OPERATIONS                   (865,910)      606,866             (438,580)      323,047

Loss on sale of subsidiary                                     (90,460)
Interest income                                  180,599        22,611               78,607        17,390
Interest expense                                 (38,335)     (117,345)             (19,624)      (51,333)
                                              ----------    ----------           ----------    ----------


INCOME (LOSS) BEFORE INCOME TAXES               (723,646)      421,672             (379,597)      289,104

Provisions for income taxes                      274,985      (142,419)             144,246       (94,323)
                                              ----------    ----------           ----------    ----------


NET INCOME (LOSS)                             $ (448,661)   $  279,253           $ (235,351)   $  194,781
                                              ==========    ==========           ==========    ==========

Earnings (loss) per common and
     equivalent share:

          Primary                                 $(0.10)        $0.05               $(0.05)        $0.03

          Fully Diluted                           $(0.10)        $0.05               $(0.05)        $0.03



         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997




                              COMMON STOCK            PREFERRED STOCK    ADDITIONAL
                         ---------------------  -----------------------    PAID-IN     RETAINED    TREASURY
                            SHARES     AMOUNT       SHARES       AMOUNT    CAPITAL     EARNINGS      STOCK       TOTAL
                         ------------  -------  ---------------  ------   ----------  -----------  ---------  -----------
Balance -
   December 31, 1996        5,302,474   $5,303           25,226    $252  $4,842,015  $3,060,128       $(16)  $7,907,682

Dividends - Preferred
   Stock - Series A                                                                  $ (100,074)             $ (100,074)

Treasury Stock
   Distributed for
   Services Performed                                                    $    9,558                   $  2   $    9,560

Net Income (Loss)                                                                    $ (448,661)             $ (448,661)
                            ---------   ------           ------    ----  ----------  ----------       ----   ----------
Balance -
   June 30, 1997            5,302,474   $5,303           25,226    $252  $4,851,573  $2,511,393       $(14)  $7,368,507
                            =========   ======           ======    ====  ==========  ==========       ====   ==========



        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                             June 30,      June 30,
                                              1997           1996
                                        ---------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $  (448,661)  $   279,253
   Noncash adjustments:
      Depreciation and amortization            130,411       347,221
      Loss/(Gain) on sale of assets            (20,050)       90,460
      Net gain from restructuring             (478,215)

   Change in assets and liabilities,
    excluding acquisitions:
      Accounts receivable, net               1,460,664    (1,047,226)
      Other current assets                      60,376      (108,361)
      Accounts payable                         163,114      (187,556)
      Accrued expenses                      (1,957,318)      304,308
      Other assets                             (23,206)
      Income taxes receivable/payable         (904,912)      556,249
                                           -----------   -----------
          Net cash provided (used) by
           operating activities             (2,017,797)      234,348
                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment         (317,984)     (323,983)
   Net proceeds from sale of subsidiary                      700,000
   Proceeds from sale of assets                 36,254
   Issuance and additions to notes
    receivable                                 (54,381)
   Collections of notes receivable                            38,541
                                           -----------   -----------
      Net cash provided (used) by
       investing activities                   (336,111)      414,558
                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                         $   900,000
   Payments on bank borrowings              (2,300,000)     (949,903)
   Payments on other notes, net               (137,642)     (887,437)
   Payments on capital lease obligations       (13,676)     (116,767)
   Issuance of preferred stock, net of
    offering costs                                         2,396,691
                                           -----------   -----------
      Net cash provided (used) by
       financing activities                 (1,551,318)      442,584
                                           -----------   -----------


NET CHANGE IN CASH AND EQUIVALENTS         $(3,905,226)  $ 1,091,490
CASH AND EQUIVALENTS:
   BEGINNING OF PERIOD                      10,176,947       109,231
                                           -----------   -----------
   END OF PERIOD                           $ 6,271,721   $ 1,200,721
                                           -----------   -----------

SUPPLEMENTAL DISCLOSURE
   Interest paid                           $    38,335   $    94,734
   Income taxes paid/(recovered)           $   908,027   $  (416,653)
   Property and equipment acquired with
    debt                                   $    48,700   $   313,595

         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 1997



NOTE 1  BASIS OF PRESENTATION:
------  ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Certain amounts in the June 30, 1996 consolidated statements of operations have been reclassified to conform to the June 30, 1997 presentation, the most significant of which is the reclassification of sales and marketing expense from general and administrative costs to compensation costs and medical services. This reclassification did not affect net income.


NOTE 2  EARNINGS PER COMMON SHARE:
------  -------------------------

Primary earnings per common share is computed by dividing net income reduced by preferred dividends by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include stock options and warrants.

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


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        June 30,     June 30,
                                                          1997         1996
                                                       -----------  -----------
Primary
  Weighted average of common shares
      and common stock equivalents                      5,288,641    5,461,340
                                                       ==========   ==========

Net Income/(Loss)                                      $ (235,351)  $  178,398
Preferred dividends                                       (50,313)     (25,433)
                                                       ----------   ----------
Earnings/(Loss) available for common shareholders        (285,664)     152,965
                                                       ==========   ==========

Earnings/(Loss) Per Share                              $     (.05)  $      .03
                                                       ==========   ==========

Fully diluted
  Weighted average of common shares
      and common stock equivalents                      5,288,641    5,461,340
                                                       ==========   ==========

Net Income/(Loss)                                      $ (235,351)  $  178,398
Preferred dividends                                       (50,313)     (25,433)
                                                       ----------   ----------
Earnings/(Loss) available for common shareholders        (285,664)     152,965
                                                       ==========   ==========

Earnings/(Loss) Per Share                              $     (.05)  $      .03
                                                       ==========   ==========


                                                           SIX MONTHS ENDED
                                                       -----------------------
                                                         June 30,     June 30,
                                                           1997         1996
                                                       ----------   ----------
Primary
  Weighted average of common shares
      and common stock equivalents                      5,287,647    5,460,155
                                                       ==========   ==========

Net Income/(Loss)                                      $ (448,661)  $  279,253
Preferred dividends                                      (100,074)     (25,433)
                                                       ----------   ----------
Earnings/(Loss) available for common shareholders        (548,735)     253,820
                                                       ==========   ==========

Earnings/(Loss) Per Share                              $     (.10)  $      .05
                                                       ==========   ==========

Fully diluted
  Weighted average of common shares
      and common stock equivalents                      5,287,647    5,460,155
  Preferred conversion shares                                 N/A      728,010
                                                       ----------   ----------
  Fully diluted shares                                  5,287,647    6,188,165
                                                       ==========   ==========

Net Income/(Loss)                                      $ (448,661)  $  279,253
                                                                    ==========
  Preferred Dividends                                    (100,000)
                                                       ----------
  Earnings/(Loss) available for common shareholders      (548,735)
                                                       ==========

Earnings/(Loss) Per Share                              $     (.10)  $      .05
                                                       ==========   ==========

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

This statement is effective for financial statements for both interim and annual period ending after December 15, 1997. Earlier application is not permitted. However, entities are encouraged to disclose pro forma EPS amounts computed using this Statement in the notes to the financial statements prior to adoption. Such pro forma information is as follows:



                SIX MONTHS ENDED    THREE MONTHS ENDED
               -------------------  -------------------
               JUNE 30,   JUNE 30,  JUNE 30,   JUNE 30,
                 1997       1996      1997       1996
               ---------  --------  ---------  --------

Basic EPS         $(.08)     $ .05     $(.04)     $ .03
                  =====      =====     =====      =====

Diluted EPS       $(.10)     $ .05     $(.05)     $ .03
                  =====      =====     =====      =====

NOTE 3 - PRO FORMA INFORMATION

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

The following unaudited pro forma information assumes that the sale of the occupational medicine business occurred on January 1,1996. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the sale had occurred at this earlier date or results which may occur in the future.


                               Six Months Ended  Three Months Ended
                                 June 30, 1996     June 30, 1996
                               ----------------  ------------------
Revenues (in thousands)                  $5,012              $2,494
Net Income (in thousand)                 $  475              $  269
Earnings per common share:
     Primary                             $  .08              $  .04
     Assuming full dilution              $  .08              $  .04


                                     PART I
                             FINANCIAL INFORMATION


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three months ended June 30, 1997 compared with three months ended June 30, 1996.

REVENUES.

The Company's revenues are stated net of contractual allowances that relate to gross patient billings. Contractual allowances are based on accounting estimates which the Company reviews and adjusts on a periodic basis. Revenues for the second quarter of 1997 decreased by approximately $1,829,000 or 44%. Approximately $1,646,000 or 90% of this decrease is attributable to the Company's 1996 divestiture of certain of its occupational medicine and diagnostic imaging businesses and the remainder results from lower net collectibility expectations on patient billings than that estimated a year ago.

COMPENSATION COSTS AND MEDICAL SERVICES AND OTHER DIRECT COSTS.

Compensation costs and medical services for the second quarter of 1997 decreased by approximately $837,000 or 43%. Approximately $922,000 of this decreased cost is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. The cost of on-going operations rose by approximately $85,000.

OTHER DIRECT COSTS.

Other direct costs for the second quarter of 1997 decreased by approximately $655,000 or 72%. Approximately $616,000 or 94% of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. The cost of on-going operations was lower by approximately $39,000.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the second quarter of 1997 increased approximately $644,000 or 126%. This increase is attributable to the addition of management and operating infrastructure relating to the Company's expansion as a physician practice management company and to increased legal and accounting costs.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization for the second quarter decreased by approximately $111,000 or 70%, primarily as a result of the divestiture of the occupational medicine and diagnostic imaging businesses in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS.

Provision for doubtful accounts for the second quarter of 1997 decreased by approximately $44,000 resulting primarily from a decrease in the estimate of future collections on accounts receivable. The provision for doubtful accounts is an accounting estimate which the Company reviews and adjusts on a periodic basis.

NET GAIN FROM RESTRUCTURING:

The Company reported a second quarter benefit of approximately $63,000 related to the 1996 net gain from restructuring. This adjustment reflects that the Company was able to complete certain transactions relating to the restructuring at a lower than expected cost.

INTEREST INCOME AND EXPENSE:

Interest income increased by $61,000, reflecting earnings from increased cash reserves arising from the Company's restructuring in 1996. Interest expense decreased by $32,000 primarily due to decreased borrowings under the Company's working capital credit facility.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

REVENUES.

The Company's revenues are stated net of contractual allowances that relate to gross patient billings. Contractual allowances are based on accounting estimates which the Company reviews and adjusts on a periodic basis. Revenues for the first six months of 1997 decreased by approximately $4,327,000 or 53%. Approximately $3,189,000 or 74% of this decrease is attributable to the Company's 1996 divestiture of certain of its occupational medicine and diagnostic imaging businesses and the remainder results from lower net collectibility expectations on patient billings than that estimated a year ago.

COMPENSATION COSTS AND MEDICAL SERVICES AND OTHER DIRECT COSTS.

Compensation costs and medical services for the first six months of 1997 decreased by approximately $1,821,000 or 47%. Approximately $1,828,000 of this decreased cost is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. The cost of on-going operations rose by approximately $7,000.

OTHER DIRECT COSTS.

Other direct costs for the first six months of 1997 decreased by approximately $1,263,000 or 70%. Approximately $1,200,000 or 95% of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. The cost of on-going operations was lower by approximately $63,000.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the first six months of 1997 increased approximately $942,000 or 100%. This increase is attributable to the addition of management and operating infrastructure relating to the Company's expansion as a physician practice management company and to increased legal and accounting costs.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization for the first six months decreased by approximately $217,000 or 62%, primarily as a result of the divestiture of the occupational medicine and diagnostic imaging businesses in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS.

Provision for doubtful accounts for the first six months of 1997 decreased by approximately $15,000 resulting primarily from a decrease in the estimate of future collections on accounts receivable. The provision for doubtful accounts is an accounting estimate which the Company reviews and adjusts on a periodic basis.

NET GAIN FROM RESTRUCTURING:

The Company reported a first six months benefit of approximately $478,000 related to the 1996 net gain from restructuring. This adjustment reflects that the Company was able to complete certain transactions relating to the restructuring at a lower than expected cost.

INTEREST INCOME AND EXPENSE:

Interest income increased by $158,000, reflecting earnings from increased cash reserves arising from the Company's restructuring in 1996. Interest expense decreased by $80,000 primarily due to decreased borrowings under the Company's working capital credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $6,793,000, down $905,000 from $7,698,000 at December 31, 1996. The Company used working capital to increase net fixed assets and other assets by $243,000 and decrease notes and capital leases by $122,000. The remainder of the decrease is explained principally by the Company's first six month loss of $449,000.

Accounts receivable decreased approximately $1,461,000 during the first six months due primarily to the net effect of lower accounting estimates of the collectibility of existing accounts receivable. Personal injury accounts receivable relating to the Houston musculoskeletal-related healthcare delivery system represented a substantial portion of accounts receivable as of June 30, 1997. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers.

The Company presently has a $2,000,000 line of credit for working capital purposes, a $500,000 line of credit for equipment purchases and a term note payable to its primary commercial bank. Borrowings under the working capital and equipment lines bear interest at prime+1.25% and prime+1%, respectively, and the term note bears interest at prime +1.5%. The working capital line also requires an annual fee of 1% of the commitment. Advances under the equipment line are converted into three- and four-year term notes annually at renewal. On July 22, 1997 the Company funded $167,000 and $46,000 in three- and four-year term notes, respectively. Advances under the working capital line are subject to a borrowing base formula under which the Company presently has sufficient collateral to support approximately 85% of the total line of credit. There were no funds advanced under the line as of June 30, 1997. Advances under both credit facilities as well as other borrowings from the Company's primary lender are also subject to the terms of a loan agreement which includes typical financial ratio covenants and other provisions. Both credit facilities expire on May 15, 1998. The Company believes these credit facilities, its cash on hand, and cash provided by operations will be sufficient to provide its working capital needs for at least the next twelve months for its existing operations. However, to pursue its physician practice management growth strategy of acquiring or developing orthopaedic practices and musculoskeletal-related healthcare delivery systems, additional capital is required. The Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness, asset dispositions, and strategic partnering. The Company anticipates that the cost of building the management and operational infrastructure necessary to implement this strategy may exceed the Company's earnings for at least a portion of 1997.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of stockholders was held on May 9, 1997. The following persons were elected to the Company?s Board of Directors to hold office for the ensuing year.


                                    For     Withheld
                                 ---------  --------

     Jose E. Kauachi             5,031,299   102,650
     William F. Donovan, M.D.    5,036,399    78,950
     Victor M. Rivera, M.D.      5,040,299   114,950
     Ronald E. Pierce            5,060,099     8,100
     Clifford R. Hinkle          5,065,099     3,100

      The results of the voting for ratification of Price Waterhouse to serve as the Company's independent accountant for the fiscal year ending December 31, 1997, were as follows:

     For: 5,060,199          Against: 6,000          Abstained: 2,000

ITEM 5 OTHER INFORMATION

     This item is not applicable.

ITEM 6(A) EXHIBITS AND EXHIBIT INDEX



EXHIBIT NO. EXHIBIT TITLE                                        FILED AS
----------- ---------------------------------              --------------

10.33 Employment Agreement between the Company and Alexis Lukianov dated effective April 21, 1997. /1/ Same

10.34       Employment Agreement between the Company
            and G. Rogan Fry dated effective April 21, 1997.     /1/ Same

27          Financial Data Schedule                              /1/ Same


ITEM 6 (B) REPORTS ON FORM 8-K

          This item is not applicable.
_________________________________________
/1/ Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRATED ORTHOPAEDICS, INC.


                                    By:   /s/ JOSE E. KAUACHI
                                        --------------------------------
                                       JOSE E. KAUACHI,
                                       Chairman of the Board,
                                        and Chief Executive Officer

                                    Dated: August 14, 1997

In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                              Title                             Date
---------                              -----                             ----


By: /s/ JOSE E. KAUACHI          Chairman of the Board and          August 14, 1997
----------------------------     Chief Executive Officer
   JOSE E. KAUACHI


By: /s/ RONALD E. PIERCE       President and Chief Operating        August 14, 1997
---------------------------    Officer
   RONALD E. PIERCE



By:/s/ JEFFERSON R. CASEY      Senior Vice President, Treasurer     August 14, 1997
--------------------------     (Principal Financial & Accounting
   JEFFERSON R. CASEY          Officer), and Secretary
