Form 10QSB
period 1997-09-30
INTEGRATED ORTHOPEDICS INC
filed 1997-11-14
CIK 807144

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1997

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM ________________TO_____________________


                          COMMISSION FILE NO. 1-10677


                         INTEGRATED ORTHOPAEDICS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            TEXAS                                    76-0203483
----------------------------------        --------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


               5858 Westheimer, Suite 500, Houston, Texas  77057
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 225-5464
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               Three Riverway, Suite 1430, Houston, Texas 77056
               ------------------------------------------------
      (Former Name, Address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
YES  X       NO
    ---         ---

As of September 30, 1997, 5,299,641  shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One)   YES      NO  X
                                                                ---     ---

                         INTERGRATED ORTHOPAEDICS, INC.
                                     INDEX


                                                                       Page
                                                                        No.
                                                                       ----

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

           Consolidated Balance Sheets (September 30, 1997
           and December 31, 1996)                                        1

           Consolidated Statements of Operations for the
           three months and nine months ended
           September 30, 1997 and September 30, 1996                     2

           Consolidated Statements of Changes in
           Stockholders' Equity for the nine months
           ended September 30, 1997 and September 30, 1996               3

           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1997 and
           September 30, 1996                                            4

           Notes to Consolidated Financial Statements                5 - 7

        Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      8 - 11


PART II OTHER INFORMATION

        Item 1 - 6                                                      12

SIGNATURES                                                              13

                         INTEGRATED ORTHOPAEDICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30               DECEMBER 31
                                                                                      1997                       1996
                                                                             -------------------        -------------------
                                                                                  (UNAUDITED)                 (AUDITED)
ASSETS
------
CURRENT ASSETS
     Cash and equivalents                                                            $ 5,588,181                $10,176,947
     Accounts receivable, net                                                          2,782,925                  3,796,715
     Income taxes receivable                                                             810,311                     82,495
     Notes receivable, net                                                               183,950                     88,811
     Other current assets                                                                254,263                    252,893
                                                                                     -----------                -----------
          TOTAL CURRENT ASSETS                                                         9,619,630                 14,397,861
                                                                                     -----------                -----------

PROPERTY AND EQUIPMENT
     Equipment (including equipment under capital leases)                              3,460,892                  3,171,495
     Leasehold improvements                                                              259,368                    316,999
     Furniture and fixtures                                                              385,838                    386,979
                                                                                     -----------                -----------
                                                                                       4,106,098                  3,875,473
     Less - accumulated depreciation and amortization                                 (3,108,342)                (3,210,788)
                                                                                     -----------                -----------
                                                                                         997,756                    664,685
                                                                                     -----------                -----------
OTHER ASSETS                                                                             324,934                    106,165

     TOTAL ASSETS                                                                    $10,942,320                $15,168,711
                                                                                     ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payables                                                               $ 1,031,472                $ 1,271,842
     Accrued expenses                                                                  1,646,089                  3,129,216
     Income taxes payable                                                                208,168                    584,360
     Current obligations under capital leases                                             14,379                     14,081
     Current portion of notes payable                                                    103,470                  1,700,699
                                                                                     -----------                -----------
          TOTAL CURRENT LIABILITIES                                                    3,003,578                  6,700,198
                                                                                     -----------                -----------

NOTES PAYABLE                                                                            577,832                    386,231
OBLIGATIONS UNDER CAPITAL LEASES                                                         172,303                     14,426
DEFERRED INCOME TAXES                                                                    160,174                    160,174
                                                                                     -----------                -----------
                                                                                       3,913,887                  7,261,029
                                                                                     -----------                -----------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 5,313,474 and 5,302,474 issued                                   5,314                      5,303
     Preferred stock, $.01 par value 10,000,000 shares
       authorized, Series A - 8% Cumulative Convertible,
       25,226 shares issued and outstanding (liquidating
       preference $100 per share, aggregating $2,522,600)                                    252                        252
Additional paid-in capital                                                             4,886,712                  4,842,015
     Retained earnings                                                                 2,136,169                  3,060,128
     Treasury shares, 13,833 shares                                                          (14)                       (16)
                                                                                     -----------                -----------
          TOTAL STOCKHOLDERS' EQUITY                                                   7,028,432                  7,907,682
                                                                                     -----------                -----------
COMMITMENTS AND CONTINGENCIES
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $10,942,320                $15,168,711
                                                                                     ===========                ===========

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                            NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                    --------------------------------------       --------------------------------
                                                     SEPTEMBER 30,           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                        1997                     1996                1997                1996
                                                     -------------           -------------       -------------       -------------

REVENUES                                             $ 5,934,687             $12,264,848             $2,060,510       $4,063,467

Costs and expenses:
     Compensation costs and
        medical services                               3,088,825               5,409,815              1,061,696        1,836,022
     Other direct costs                                  910,231               2,810,247                370,578        1,006,787
     General and administrative                        3,023,862               1,812,357              1,144,742          599,427
     Depreciation and amortization                       176,182                 580,007                 45,771          232,786
     Provision for doubtful accounts                     820,878                 898,711                179,502          241,600
     Gain from restructuring                            (627,996)                                      (149,781)
                                                     -----------             -----------            -----------      -----------
                                                       7,391,982              11,511,137              2,652,508        3,916,622
INCOME (LOSS) FROM OPERATIONS                         (1,457,295)                753,711               (591,998)         146,845
Loss on sale of subsidiary                                                       (90,460)
Interest income                                          267,470                                         86,871
Interest expense                                         (56,975)               (101,978)               (18,640)          (7,244)
                                                     -----------             -----------             ----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (1,246,800)                561,273               (523,767)         139,601
Provisions for income taxes                              473,784                (202,239)               199,031          (59,820)
                                                     -----------             -----------             ----------      -----------
NET INCOME (LOSS)                                    $  (773,016)            $   359,034             $ (324,736)     $    79,781
                                                     ===========             ===========             ==========      ===========
Earnings (loss) per common and
     equivalent share:
          Primary                                         $(0.17)                  $0.05                 $(0.07)           $0.01
          Fully Diluted                                   $(0.17)                  $0.05                 $(0.07)           $0.01



         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                      COMMON STOCK        PREFERRED STOCK      ADDITIONAL
                                ---------------------   -------------------      PAID-IN     RETAINED    TREASURY
                                  SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL     EARNINGS      STOCK       TOTAL
                                ---------    -------    ------     ---------    ----------   --------     --------     -----
Balance -
   December 31, 1996            5,302,474     $5,303    25,226          $252    $4,842,015   $3,060,128   $(16)        $7,907,682

Dividends - Preferred
   Stock - Series A                                                                          $ (150,943)               $ (150,943)

For Services Performed                                                          $    9,558                $  2         $    9,560

Options Exercised                  11,000     $   11                            $   35,139                             $   35,150

Net Income (Loss)                                                                            $ (773,016)               $ (773,016)
                               ----------     ------    ------          ----    ----------   ----------    ----        ----------
 Balance -
   June 30, 1997                5,313,474     $5,314    25,226          $252    $4,886,712   $2,136,169    $(14)       $7,028,433
                               ==========     ======    ======          ====    ==========   ==========    ====        ==========




        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                                   September 30,              September 30,
                                                                                       1997                        1996
                                                                                   -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $  (773,016)              $   279,253
   Noncash adjustments:
      Depreciation and amortization                                                         176,182                   347,221
      Gain on sale of assets                                                                (32,903)                   90,460
      Net gain from restructuring                                                          (627,996)

   Change in assets and liabilities, excluding acquisitions:
      Accounts receivable, net                                                            1,013,790                (1,047,226)
      Other current assets                                                                   (1,372)                 (108,361)
      Accounts payable                                                                      295,197                  (212,991)
      Accrued expenses                                                                   (1,494,270)                  329,743
      Other assets                                                                         (218,767)
      Income taxes receivable/payable                                                    (1,104,008)                  556,249
                                                                                       ------------               -----------
          Net cash provided (used) by operating activities                               (2,767,163)                  234,348
                                                                                       ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (344,042)                 (323,983)
   Net proceeds from sale of subsidiary                                                                               700,000
   Proceeds from sale of assets                                                              56,254
   Issuance and additions to receivable                                                    (105,139)
   Collections of notes receivable                                                                                     38,541
                                                                                       ------------               -----------
      Net cash provided (used) by investing activities                                     (392,927)                  414,558
                                                                                       ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                                        1,113,294
   Payments on bank borrowings                                                           (2,310,260)                 (949,903)
   Payments on other notes, net                                                            (208,661)                 (887,437)
   Payments on capital lease obligations                                                    (58,199)                 (116,767)
   Issuance of common stock, net of offering costs                                           35,150
   Issuance of preferred stock, net of offering costs                                                               2,396,691
                                                                                        -----------               -----------
      Net cash provided (used) by financing activities                                   (1,428,676)                  442,584
                                                                                        -----------               -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                       (4,588,766)                1,091,490
CASH AND EQUIVALENTS:
   BEGINNING OF YEAR                                                                     10,176,947                   109,231
                                                                                        -----------               -----------
   END OF QUARTER                                                                       $ 5,588,181               $ 1,200,721
                                                                                        -----------               -----------

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                        $    56,975               $    94,734
   Income taxes paid/(recovered)                                                        $   908,027               $  (416,653)
   Property and equipment acquired with debt                                            $   400,568               $   313,595



         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997



NOTE 1 BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Certain amounts in the September 30, 1996 consolidated statements of operations have been reclassified to conform to the September 30, 1997 presentation, the most significant of which is the reclassification of sales and marketing expense from general and administrative costs to compensation costs and medical services. This reclassification did not affect net income.


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

                                                    THREE MONTHS ENDED
                                              ------------------------------
                                              September 30,   September 30,
                                                   1997            1996
                                              --------------  --------------
Primary
  Weighted average of common shares
      and common stock equivalents                5,292,228       5,466,407
                                                 ==========      ==========

Net Income                                       $ (324,735)     $   79,781
Preferred dividends                                 (50,867)        (50,867)
                                                 ----------      ----------
Earnings available for common shareholders         (375,602)         28,914
                                                 ==========      ==========

Earnings Per Share                               $     (.07)     $      .01
                                                 ==========      ==========

Fully diluted
  Weighted average of common shares
      and common stock equivalents                5,292,228       5,466,407
                                                 ==========      ==========

Net Income                                       $ (324,735)     $   79,781
Preferred dividends                                 (50,867)        (50,867)
                                                 ----------      ----------
Earnings available for common shareholders         (375,602)         28,914
                                                 ==========      ==========

Earnings Per Share                               $     (.07)     $      .01
                                                 ==========      ==========


                                                     NINE MONTHS ENDED
                                              -----------------------------
                                              September 30,   September 30,
                                                  1997            1996
                                              -------------   -------------
Primary
  Weighted average of common shares
      and common stock equivalents                5,289,190       5,466,407
                                                 ==========      ==========
Net Income                                       $ (773,016)     $  359,034
Preferred dividends                                (150,943)        (76,300)
                                                 ----------      ----------
Earnings available for common shareholders          923,955         282,734
                                                 ==========      ==========
Earnings Per Share                               $     (.17)     $      .05
                                                 ==========      ==========
Fully diluted
  Weighted average of common shares
      and common stock equivalents                5,289,190       5,466,407
                                                 ==========      ==========
Net Income                                       $  773,016      $  359,034
Preferred dividends                                (150,943)        (76,300)
                                                 ----------      ----------
Earnings available for common shareholder           923,955         282,734
                                                 ==========      ==========
Earnings Per Share                               $     (.17)     $      .05
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

This statement is effective for financial statements for both interim and annual period ending after December 15, 1997. Earlier application is not permitted. However, entities are encouraged to disclose pro forma EPS amounts computed using this Statement in the notes to the financial statements prior to adoption. Such pro forma information is as follows:

                      NINE MONTHS ENDED                 THREE MONTHS ENDED
               -------------------------------      ----------------------------
               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,  SEPTEMBER 30,
                   1997             1996                1997          1996
               ---------------   -------------      -------------  -------------
Basic EPS         $(.17)           $ .05              $(.07)        $ .01
                  =====            =====              =====         =====

Diluted EPS       $(.17)           $ .05              $(.07)        $ .01
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

                                     NINE MONTHS ENDED      THREE MONTHS ENDED
                                     SEPTEMBER 30,1996      SEPTEMBER 30, 1996
                                     -----------------      ------------------

Revenues (in thousands)                  $7,483                $2,471
Net Income (in thousand)                 $  577                $  133
Earnings per common share:
     Primary                             $  .11                $  .02
     Assuming full dilution              $  .11                $  .02

                                    PART I
                             FINANCIAL INFORMATION


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUES.

The Company's revenues are stated net of contractual allowances that relate to gross patient billings. Contractual allowances are based on accounting estimates which the Company reviews and adjusts on a periodic basis. Revenues for the third quarter of 1997 decreased by approximately $2,004,000 or 49%. Approximately $1,593,000 or 79% of this decrease is attributable to the Company's 1996 divestiture of certain of its occupational medicine and diagnostic imaging businesses and the remainder results from lower net collectibility expectations on patient billings than that estimated a year ago.

COMPENSATION COSTS AND MEDICAL SERVICES AND OTHER DIRECT COSTS.

Compensation costs and medical services for the third quarter of 1997 decreased by approximately $774,000 or 42%. Approximately $514,000 or 66% of this decreased cost is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Compensation costs and medical costs related to on-going operations decreased by approximately $260,000.

OTHER DIRECT COSTS.

Other direct costs for the third quarter of 1997 decreased by approximately $635,000 or 63%. Approximately $784,000 of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Other direct costs related to on-going operations increased by approximately $149,000.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the third quarter of 1997 increased approximately $546,000 or 91%. Approximately $245,000 of costs incurred in 1996 related to the divested occupational medicine and diagnostic imaging businesses. The increase, net of divested costs, is attributable to the addition of management and operating infrastructure relating to the Company's expansion as a physician practice management company and to increased legal and accounting costs.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization for the third quarter decreased by approximately $187,000 or 80%, primarily as a result of the divestiture of the occupational medicine and diagnostic imaging businesses in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS.

Provision for doubtful accounts for the third quarter of 1997 decreased by approximately $63,000. Approximately $61,000 or 97% of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses.

NET GAIN FROM RESTRUCTURING:

The Company reported a third quarter benefit of approximately $150,000 related to the 1996 net gain from restructuring. This adjustment reflects that the Company was able to complete certain transactions relating to the restructuring at a lower than expected cost.

INTEREST INCOME AND EXPENSE:

Interest income increased by $87,000, reflecting earnings from increased cash reserves arising from the Company's restructuring in 1996. Interest expense increased by $12,000 primarily due to borrowings on notes payable and capital leases.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUES.

The Company's revenues are stated net of contractual allowances that relate to gross patient billings. Contractual allowances are based on accounting estimates which the Company reviews and adjusts on a periodic basis. Revenues for the first nine months of 1997 decreased by approximately $6,331,000 or 52%. Approximately $4,782,000 or 76% of this decrease is attributable to the Company's 1996 divestiture of certain of its occupational medicine and diagnostic imaging businesses and the remainder results from lower net collectibility expectations on patient billings than that estimated a year ago.

COMPENSATION COSTS AND MEDICAL SERVICES AND OTHER DIRECT COSTS.

Compensation costs and medical services for the first nine months of 1997 decreased by approximately $2,321,000 or 43%. Approximately $2,342,000 of this decreased cost is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Compensation costs and medical costs related to on-going operations rose by approximately $21,000.

OTHER DIRECT COSTS.

Other direct costs for the first nine months of 1997 decreased by approximately $1,900,000 or 68%. Approximately $1,984,000 of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Other direct costs related to on-going operations rose by approximately $84,000.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the first nine months of 1997 increased approximately $1,212,000 or 67%. Approximately $328,000 of costs incurred in 1996 related to the divested occupational medicine and diagnostic imaging businesses. The increase, net of divested costs, is attributable to the addition of management and operating infrastructure relating to the Company's expansion as a physician practice management company and to increased legal and accounting costs.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization for the first nine months decreased by approximately $404,000 or 70%, primarily as a result of the divestiture of the occupational medicine and diagnostic imaging businesses in 1996.

PROVISION FOR DOUBTFUL ACCOUNTS.

Provision for doubtful accounts for the first nine months of 1997 decreased by approximately $79,000. Approximately $185,000 of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Provision for doubtful accounts related to on-going operations rose by approximately $109,000. The provision for doubtful accounts is an accounting estimate which the Company reviews and adjusts on a periodic basis.

NET GAIN FROM RESTRUCTURING:

The Company reported a first nine months benefit of approximately $628,000 related to the 1996 net gain from restructuring. This adjustment reflects that the Company was able to complete certain transactions relating to the restructuring at a lower than expected cost.

INTEREST INCOME AND EXPENSE:

Interest income increased by $267,000, reflecting earnings from increased cash reserves arising from the Company's restructuring in 1996. Interest expense decreased by $45,000. Approximately $30,000 of this decrease is attributable to the divestiture of the occupational medicine and diagnostic imaging businesses. Interest expense related to on-going operations rose by approximately $15,000 due to borrowings on notes payable and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $6,616,000, down $1,082,000 from $7,698,000 at December 31, 1996. The Company used approximately $309,000 of working capital to increase net fixed assets and other assets by $551,000 which was partially financed by notes and capital leases of $242,000. The remainder of the decrease is primarily due to the Company's losses in the first nine months of 1997.

Accounts receivable decreased approximately $1,014,000 during the first nine months due primarily to the net effect of lower accounting estimates of the collectibility of existing accounts receivable. Personal injury accounts receivable relating to the Houston musculoskeletal-related healthcare delivery system represented a substantial portion of accounts receivable as of September 30, 1997. Although currently due, personal injury claims usually take significantly longer to collect than claims billed to insurance carriers and employers.

The Company presently has a $2,000,000 line of credit for working capital purposes, a $500,000 line of credit for equipment purchases and four term notes payable to its primary commercial bank. Borrowings under the working capital and equipment lines bear annual interest at prime +1.25% and prime +1%, respectively. The working capital line also requires an annual fee of 1% of the commitment. Advances under the working capital line are subject to a borrowing base formula. There were no funds advanced under the line as of September 30,1997. Advances under the equipment line are converted into three- or four-year term notes annually at renewal. There were no funds advanced under the equipment line at September 30,1997. Both lines expire on May 15, 1998. On July 22, 1997 the Company converted advances under the equipment line to three-and four-year notes of approximately $167,000 and $46,000, respectively. Term notes bear annual interest at a floating rate of prime + 1.5% and at fixed rates that vary from 9.15% to 9.5%. All borrowings from the Company's primary bank are subject to the terms of a loan agreement which includes typical financial covenants and other provisions. The Company believes these credit facilities, its cash on hand, and cash provided by operations will be sufficient to provide its working capital needs for at least the next twelve months for its existing operations. However, to pursue its physician practice management growth strategy of acquiring or developing orthopaedic practices and musculoskeletal-related healthcare delivery systems, additional capital is required. The Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness, asset dispositions and strategic partnering. The Company anticipates that the cost of building the management and operational infrastructure necessary to implement this strategy may exceed the Company's earnings for 1997 and at least a portion of 1998.

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

Item 5  Other Information

     This item is not applicable.

Item 6 (a)  Exhibits and Exhibit Index


EXHIBIT NO.     EXHIBIT TITLE                                  FILED AS
-----------     -------------                                  --------

10.35           Loan Agreement dated July 1, 1997, by and
                Between the Company and Wells Fargo Bank
                (Texas) National Association.                   /1/Same

27              Financial Data Schedule

Item 6 (b)  Reports on Form 8-K

     This item is not applicable.



_________________________________________
/1/ Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTEGRATED ORTHOPAEDICS, INC.


                              By: /s/ JOSE E. KAUACHI
                                  _________________________________________
                                  JOSE E. KAUACHI
                                  Chairman of the Board and
                                  Chief Executive Officer

                              Dated: November 14, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                             Title                          Date
---------                             -----                          ----

By: /s/ JOSE E. KAUACHI        Chairman of the Board and      November 14, 1997
    -----------------------    Chief Executive Officer
    JOSE E. KAUACHI


By: /s/ RONALD E. PIERCE       President and                  November 14, 1997
    -----------------------    Chief Operating Officer
    RONALD E. PIERCE


By: /s/ JEFFERSON R. CASEY     Senior Vice President,         November 14, 1997
    -----------------------    Treasurer (Principal
    JEFFERSON R. CASEY         Financial & Accounting
                               Officer), and Secretary