Form 10KSB
period 1997-12-31
INTEGRATED ORTHOPEDICS INC
filed 1998-03-30
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
                                ---------------
                                  FORM 10-KSB
(Mark One)
 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from _______________ to ______________

                         Commission file number 1-10677

                         Integrated Orthopaedics, Inc.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

             Texas                                      76-0203483
             -----                                      ----------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)

               5858 Westheimer, Suite 500, Houston, Texas  77057
               -------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (713) 225-5464
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
      Title of each class                          on which registered
      -------------------                         ---------------------
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

          Net revenues of the issuer for the fiscal year ended December 31, 1997 were $5,715,000.

          The aggregate market value of Common Stock held by non-affiliates of the issuer as of March 13, 1998, computed by reference to the closing price at which the stock was sold, was $24,938,635.

          As of March 13, 1998, 6,296,460 shares of Common Stock were outstanding.

          Transitional Small Business Disclosure Format: Yes [  ]  No [X]

                      Documents Incorporated by Reference
                      -----------------------------------
Portions of the Proxy Statement for registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                 The Exhibit Index is located on pages  45 - 48

                                     PART I

ITEM 1.       BUSINESS

                                    GENERAL
DESCRIPTION OF COMPANY

Integrated Orthopaedics, Inc. ("IOI" or the "Company") is a national Physician Practice Management ("PPM") company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. The Company provides a comprehensive array of management services under long term agreements to 25 physicians in four states. The medical practices affiliated with IOI provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal illnesses and injuries. The Company believes that the development of musculoskeletal-related healthcare delivery systems in a predominantly outpatient setting will create the foundation for the provision of high quality, accessible, cost effective orthopaedic and related healthcare services that are increasingly required by patients, physicians and payors. Through its affiliation with orthopaedic medical practices and development of market specific musculoskeletal-related healthcare services, IOI's strategy is to enhance each affiliated practice's competitive position within its market while maintaining a high level of physician autonomy regarding medical practice decisions.

IOI was formed on April 1, 1990 as a successor corporation in a reincorporation merger. The Company has organized its operations through wholly- and majority-owed subsidiaries. IOI's principal executive offices are located at 5858 Westheimer, Suite 500, Houston, Texas 77057, and its telephone number is (713) 225-5464.

THE ORTHOPAEDIC AND MUSCULOSKELETAL HEALTHCARE MARKET

Musculoskeletal illnesses and injuries account for approximately $150 billion in annual healthcare costs. Healthcare providers treating patients in this segment of the healthcare market include orthopaedic surgeons, neurosurgeons, plastic surgeons, podiatrists, general practitioners, occupational medicine physicians, family practitioners, chiropractors, and others. In total, reimbursements paid to physicians represent approximately 25% or $37.5 billion of the cost of healthcare in this sector. The remaining $112.5 billion of musculoskeletal-related healthcare spending is related to the provision of ancillary services, the purchase of durable medical equipment, and for facility fees charged by hospitals and outpatient treatment centers.

There are approximately 23,000 orthopaedic surgeons in the United States. Of this number, the Company estimates that approximately 5% are affiliated with a management partner and only about 2% are affiliated with a single specialty PPM company. Traditionally, orthopaedic surgeons have practiced individually or in small groups. However, several factors are driving physicians in all specialties, including orthopaedics, to aggregate into larger group practices. The increasingly complex billing and collection requirements imposed by governmental and managed care payors, the imposition of penalties for incorrect billing practices, the cost of technology required for both business office and medical procedures, and the need for multi-disciplinary access to advisors in such areas as managed care contracting, facilities management, and information systems, are fueling the need to practice in larger groups to spread increasing costs over a larger revenue base. These same factors are the primary driving forces behind the acceptance of single specialty PPM companies as an alternative source of the intellectual and financial capital required to address these issues.

Although physician reimbursement accounts for only 25% of the cost of musculoskeletal-related healthcare, patient access to over 80% of the goods and services rendered in this segment require a physician's signature before treatment can be given. Physicians are required under many reimbursement models to control patients' access to healthcare, but are simultaneously experiencing downward pressure on reimbursement for their professional services from those same payors. Physicians who have seen the evolution of various managed care contracting models (HMOs, PPOs, PHOs, IPAs, etc.) are exploring alternatives that allow them to direct patient care while also capturing reimbursement for other healthcare services in addition to their own professional services. However, to capture additional reimbursement, they must accept additional risk, both in terms of the financial capital required to develop a captive healthcare delivery system and in terms of the treatment outcomes of the patients they contract to treat. Single specialty PPM companies are uniquely positioned to provide both the financial and intellectual capital required to develop and manage such delivery systems in a cost effective manner by spreading the cost over a significantly larger revenue base than that of any single medical practice.

GROWTH STRATEGY

IOI's long-term strategic plan is to expand its operations through affiliations with orthopaedic practices and related medical specialties in selected geographic markets. Orthopaedic practices are uniquely positioned as the focal point of a multi-disciplinary, musculoskeletal-related healthcare delivery system, and IOI expects to provide in-market growth opportunities for all affiliated practices through the development of ancillary and technical services appropriate to the healthcare needs of each individual practice's patient population. As indicated on a market-by-market basis, IOI expects to assist its affiliated practices to realize a larger portion of patient care reimbursement by providing integrated musculoskeletal care.

IOI expects to pursue its expansion program by affiliating with orthopaedic practices in both new and existing geographic markets. Because of its significant experience in physician practice management and orthopaedics-related medical and ancillary services, IOI believes it holds a competitive advantage in negotiating for affiliations with these practices. The Company intends to increase the scope of these orthopaedic practices by implementing ancillary services such as rehabilitation, ambulatory surgery, diagnostic imaging, and pain treatment programs based upon the profile and volume of the group's existing patient base. Targeted geographic areas for expansion will be those with well established, reputable orthopaedic or related medical specialty practices with a significant market share with which the Company could affiliate by acquiring their non-medical operations and entering into long-term management services agreements. Targeted areas would, ideally, also possess a higher than average overall reimbursement rate, a high incidence of workers' compensation claims, favorable workers' compensation reimbursement rates, available qualified professionals to staff the facilities and other favorable demographic factors such as population density and projected population and economic growth, although expansion through affiliations with orthopaedic practices is not limited to only such areas.

By aggregating physicians and facilities into regional musculoskeletal-related healthcare delivery systems under the Company's management, IOI intends to position each affiliated practice as a comprehensive solution to managed care payors while also setting the stage to expand its business through the acquisition and consolidation of other orthopaedic and related medical practices. IOI's near term growth strategy includes continuation of its vertical integration strategy through physician practice management programs in orthopaedics and orthopaedics-related medical specialties, expansion of services at existing and acquired locations, and the continued development in targeted geographical markets of a broad base of referral sources among physicians, employers, and payors.

The Company also intends to expand selectively through other means which might include the establishment of joint ventures, strategic alliances, and management contracts with major health care service providers and insurance carriers.

OPERATIONS OF ORTHOPAEDIC GROUPS

Services provided by medical providers under management by the Company include office-based diagnostic and treatment programs and in- and out-patient surgical services for patients experiencing a variety of physical or orthopaedic problems principally related to musculoskeletal disorders common to on-the-job injuries, sports injuries, and age-related musculoskeletal injuries and illnesses. Services are provided to patients who are members of preferred provider or managed care organizations, who are covered by workers' compensation insurance, who are Medicare or Medicaid beneficiaries, and to a small extent, patients who are represented by personal injury attorneys. Affiliated physicians maintain staff privileges at local hospitals and, generally, have long standing relationships with payors and referral sources in their local markets.

IOI began executing its orthopaedic physician practice affiliation strategy in 1997. During 1997, the Company completed three practice affiliation transactions, one of which became effective in each of the last three months of the year. At December 31, 1997, the Company had 19 physicians in three states under management. The Company completed its fourth affiliation transaction in March 1998, increasing these totals to 25 physicians in four states.

All physicians and all non-physician employees involved in patient care are employed by the affiliated medical practice. Affiliated physicians have exclusive control and decision making authority over patient care. IOI does not employ physicians or provide medical care to patients. However, under the terms of the management agreements with these practices, IOI is responsible for the cost of the compensation and benefits of the non-physician medical personnel, and such costs are reflected in the Company's financial statements.

AFFILIATION STRUCTURE

IOI's affiliation structure provides physicians the autonomy of practicing in a professional corporation or other legal entity that is physician owned and controlled. Affiliated physicians retain all decision making authority with respect to patient care and distribution of physician compensation. Designated representatives of the physician group participate equally with IOI in decisions relating to the use of capital and other resources. Under the management agreement, physicians are relieved of the burden of managing the administrative personnel and operations, which are reserved exclusively for IOI. The Company believes that this local governance structure is a critical element of its ability to attract affiliation candidates.

The process of identifying, qualifying, proposing, negotiating, and implementing financially beneficial affiliation relationships with appropriate physician groups is a lengthy and costly process. Depending on the stage of each affiliation candidate in its own decision making, this process can take three to nine months to complete. In connection with an affiliation transaction, the Company acquires (either through merger, acquisition of the stock of the medical practice, or purchase of assets) all of the non-medical operations of the affiliated practice. The physicians typically form a new medical group that assumes the medical operations of their old practice, and the new medical group executes a long-term management agreement with IOI (or a subsidiary). IOI has used various forms of consideration in connection with its affiliation transactions, including cash, promissory notes, convertible promissory notes, and IOI common stock. IOI stock that is issued in this regard is not registered under the Securities Act of 1933 and may be delivered at the closing of an affiliation transaction or at a specified future date. Additionally, each physician receiving consideration in an affiliation transaction enters into an employment agreement with the new medical group, typically for an initial term of five years. These agreements call for the payment of liquidated damages to the medical group if the physician leaves before the expiration of the initial term of the agreement and include limitations on the physician's ability to compete with the medical group.

All management services agreements ("MSAs") with affiliated medical groups have contractual terms of 40 years. The MSAs can be terminated without penalty by the affiliated medical groups only upon the Company's failure to cure a breach of any of its material obligations under the MSAs, or the Company's bankruptcy or dissolution. At any time, any affiliated medical group can terminate an MSA by tendering to IOI the then unamortized portion of the consideration paid by IOI for the group (assuming a 40-year life for IOI's acquisition costs). If the affiliated medical group breaches the MSA, the group is responsible to pay liquidated damages to IOI in the same amount as that which would be due if the group terminated the MSA without cause. Under the MSAs, IOI is responsible for the payment of all practice operating expenses (excluding compensation paid to the physicians). The MSAs provide for the payment by the affiliated practices to IOI of all operating expenses and a management fee. The amount of the management fee is calculated based on a predetermined formula that is a function of the practice income remaining after deducting practice operating expenses (excluding physician compensation and management fees).

MANAGEMENT SERVICES

Under the terms of its MSAs, IOI provides comprehensive administrative and management services to its affiliated practices that encompass all aspects of the orthopaedic group's business operations. Management services provided by IOI include:

Strategic and Financial Planning. Before closing each affiliation transaction, IOI and the medical group agree on a two-year budget for the group. This budgeting process is augmented with a strategic planning process that is initiated within 90 days after the affiliation transaction is completed. Governance of affiliated practices is based on a policy board that has equal representation from the physicians and IOI. Strategic initiatives are defined by the policy board with input from both the medical group and IOI. The Company develops and executes the financial and operational implementation plan.

Managed Care Contracting and Reimbursement. The Company conducts a comprehensive analysis of all business office related operations in each affiliated practice. Complete financial analyses of reimbursement rates under all managed care contracts are compared to the cost of those services and recommendations are made to the policy board. All managed care contracts are reviewed and renewal and renegotiating strategies are defined for each contract. All coding, billing and collection procedures are reviewed and IOI's standard operating procedures are implemented.

Financial and Management Reporting. Affiliated practices are converted to IOI's general ledger system and financial and cash control procedures are implemented. IOI provides monthly financial and operational reporting to the local governing board. The Company is also responsible for all federal and state tax reporting.

Management Information Systems. The Company has adopted a strategy of collecting and reporting practice and patient financial and operating information utilizing and maximizing low cost technological solutions. The Company has developed and intends to execute a strategy of extracting information from multiple systems platforms through the use of middleware software applications, thereby eliminating the cost and invasiveness of replacing practice management information systems in order to produce uniformity.

Administrative Services. The Company provides and manages all facilities utilized by affiliated practices, and consults with the policy board regarding the number, location, and cost of practice sites. IOI also provides evaluation, consultation and financing regarding the acquisition of medical practice assets. In addition, the Company provides regulatory expertise to assist affiliated practices to comply with the increasingly complex administration of medical services and related reimbursement.

Recruiting and Human Resources. The Company provides Human Resources administration to all employees of IOI and its affiliated practices. The Company reviews all personnel policies and employee benefit plans and provides consultation regarding related matters. The Company, generally, employs and manages the non-medical personnel. IOI is directly responsible for the evaluation, hiring, firing, and other administrative duties with respect to these employees. IOI also assists in recruiting physicians into affiliated practices, both through affiliation transactions with in-market practices and traditional recruiting activities.

                                   OPERATIONS
OPERATIONS OVERVIEW

To implement its musculoskeletal-related PPM expansion strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued to make key employee additions throughout 1997. This building process included the hiring of certain senior management and other key management positions. In December 1997, Ronald E. Pierce (hired in October 1996 as the Company's President and Chief Operating Officer) assumed the position of President and Chief Executive Officer (replacing Jose E. Kauachi who assumed the role of Non-executive Chairman of the Board of Directors). The Company is continuing to expand its management and operations staff and, in March 1998, announced the hiring of Mark P. Kingston as Executive Vice President and Chief Operating Officer effective April 1, 1998. In November 1997, the Company relocated its corporate offices to accommodate its staff expansion and provide for future growth. In December 1997, IOI completed the sale of 250,000 shares of Series B Preferred Stock and Contingent Warrants to acquire up to 5 million shares of the Company's common stock to an investment group affiliated with Robert M. Bass, yielding net cash proceeds of approximately $24.5 million. This capital is intended primarily for use in physician practice affiliation transactions. Effective November 30, 1997, IOI discontinued its management relationship with a Houston based musculoskeletal-related healthcare delivery system in a strategic move to position its physician practice management operations as "equity model affiliation transactions" (i.e., transactions in which the Company pays consideration for the non-medical operations of a physician practice and for the rights to a long-term management agreement). IOI closed its first three such transactions in the fourth quarter of 1997 and added its fourth in March 1998. IOI ended 1997 with 19 physicians in three states under management. The 1998 affiliation transaction increased those totals to 25 physicians in four states.

DIVESTITURE OR DISCONTINUANCE OF CERTAIN OPERATIONS

During 1996, the Company significantly altered the composition of its operations to restructure itself for expansion as a single focus musculoskeletal-related PPM company. Toward that goal, the Company sold a wholly-owned subsidiary which owned the MRI center in Little Rock, Arkansas on March 29, 1996, and the Company and its affiliated medical groups divested all occupational medicine operations in Houston, Texas and Little Rock, Arkansas on December 31, 1996. Following the divestiture of these operations, the Company continued to manage a musculoskeletal-related healthcare delivery system in Houston, Texas.

IOI continued its restructuring throughout 1997 in an effort to align all operations with the Company's primary purpose, equity model participation in high quality orthopaedic group practices. In concert with that purpose, the Company negotiated for the termination of its MSA with a musculoskeletal-related healthcare delivery system in Houston, Texas effective November 30, 1997. The Houston based practice was not an equity model transaction, had only one physician owner, and did not provide for the same level of participation in the practice as IOI's current transaction model. Prior to this negotiated termination, the Company and the Houston practice jointly closed a physical therapy center, an MRI center, and terminated a physical therapy and occupational therapy facilities management contract with a Houston hospital.

DESCRIPTION OF OPERATIONS DIVESTED OR DISCONTINUED IN 1997

In March, 1995, the Company facilitated the creation of a medical group practice in Houston, Texas which consolidated all medical and ancillary services previously provided by IOI and its affiliated medical group with one orthopaedic medicine practice. Following the divestiture of assets in 1996, the remaining operations constituted the first musculoskeletal-related healthcare delivery system with which the Company held a management contract. Under the terms of the management agreement, the Company provided all operating assets, leaseholds, non-clinical personnel, business office functions, and the management of the non-medical aspects of the system's medical personnel, in exchange for a management fee and the reimbursement of expenses incurred on behalf of the group. The composition of this system included the following:

Orthopaedic Medicine. Patients were seen by the orthopaedic medicine practice for a variety of musculoskeletal illnesses and injuries. Orthopaedic surgery was the source of a significant portion of the revenues of this practice. In November 1995, the medical group first added spinal reconstruction services to this practice.

Work Hardening.   The medical group practice managed by the Company also
operated work hardening clinics in Houston, Texas under the trade name
"WorkWell".   The assets utilized in these clinics were the property of the
Company and were provided to the Houston medical group pursuant to a long-term management services contract. In conjunction with the November 1997 termination of this relationship, IOI took over the operations of these two work hardening centers and is presently operating them for its own account.

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

Presently, the work hardening clinics hold a three-year certification given by the Commission on Accreditation of Rehabilitation Facilities ("CARF"), the highest level of certification given by CARF. The Texas Workers' Compensation Commission ("TWCC") has recognized the quality of care inherent in a CARF-certified work hardening program. Effective April 1, 1996, TWCC almost doubled the reimbursement paid to CARF-certified work hardening centers. WorkWell staffing includes varying combinations of licensed occupational therapists, licensed physical therapists, certified occupational therapy assistants, exercise physiologists, work hardening supervisors, vocational specialists and
licensed social workers.   In addition, each WorkWell Clinic has available a
psychologist and a nutritionist.

Physical/Occupational Therapy. The medical group practice managed by the Company operated one free standing physical therapy center and one hospital-based physical and occupational therapy department which provided services to four hospital-based programs on three campuses. The hospital-based physical and occupational therapy programs were operated pursuant to a facility management agreement with a major hospital system. The physical therapy center was closed in April 1997 and the facility management contract was terminated in September 1997.

Magnetic Resonance Imaging ("MRI"). The medical group practice managed by the Company operated one MRI center in Houston under the name of Spectrum Imaging
Centers.   This unit operated a Hitachi MRP-20 which performed a full range of diagnostic studies involving magnetic resonance imaging. The center was closed in September 1997.

Chronic Pain Treatment Program. The Company had operated a chronic pain treatment program since July 1993. In 1995, this program was consolidated into the Houston medical group and in 1996 the psychological, cognitive, physical conditioning and rehabilitation, and vocational services functions of this program were absorbed by the work hardening program. Invasive pain management services were also provided by the medical group.

DESCRIPTION OF OPERATIONS DIVESTED OR DISCONTINUED IN 1996

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

                       MARKETING AND BUSINESS DEVELOPMENT

IOI's marketing and business development functions fulfill two different missions, both of which are critical elements of the Company's business strategy. IOI pursues its PPM affiliation strategy through its business development function. The Company's business development department presently consists of senior management, a vice president, and director level staff, and is currently recruiting additional personnel.

Once a practice is under management contract with IOI, the Company expects to present the practice to the payor and patient referral markets through health care marketing and payor relations professionals in each service area. IOI intends to follow the strategy of marketing a practice's services both on a stand-alone basis and as part of a vertically integrated musculoskeletal-related healthcare delivery system.

                                   EMPLOYEES

At March 13, 1998, the Company employed 111 full time and 8 part time employees. Under the terms of its MSAs, the Company is also responsible for the administration of the employment relationships of 25 physicians and 50 non-physician medical practice employees. None of the Company's or affiliated medical practice's employees is covered by collective bargaining agreements.

                 COMPETITION, MAJOR CUSTOMERS AND REIMBURSEMENT

Competition. The healthcare services market in general, and the PPM business in particular, is highly competitive. The Company is aware of two other publicly traded companies and several private companies which compete or intend to compete for the right to manage orthopaedic and musculoskeletal-related medical and ancillary service practices. In addition, several large multi-specialty medical management companies also compete with the Company, and the Company believes others in the healthcare industry may employ strategies similar to those of the Company. Many of these current and potential competitors are significantly larger and have substantially greater resources than the Company. The success of the medical group practices presently managed by the Company and of those practices with which the Company contracts in the future will be a determining factor in the Company's success. These medical groups encounter competition, in various forms, from many sources including other single- and multi-specialty physician groups, hospitals, managed care organizations, and sole practitioners.

Major Customers. During the fourth quarter of 1997, the Company closed three equity model physician practice affiliation transactions and terminated its MSA with a Houston, Texas musculoskeletal-related healthcare delivery system Substantially all of the Company's future revenue will be derived from equity model physician practice affiliation transactions and from the internal growth of practices under the Company's management. As of December 31, 1997, each of the three practices under Company management represent in excess of 25% of the Company's revenue, and the loss of any one of these agreements would have a material adverse effect on the Company's operations and earnings. As the Company completes additional physician practice affiliation transactions, the relative materiality of each agreement will diminish.

The services of eight full-time and numerous part-time physicians which were under the Company's management throughout 1996 were included in the divestiture of the occupational medicine business on

December 31, 1996. From January 1, 1997 until October 1, 1997 when it closed its first equity model physician practice affiliation transaction, the Company provided substantially all of its services to one affiliated musculoskeletal-related healthcare delivery system in Houston, Texas controlled by William F. Donovan, M.D. (a Company shareholder and, then, a director) which had a total of one full-time and three part-time physicians. During this period of time, the loss of the services of any of the physicians could have had a material adverse effect on the Company's revenues and profits.

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

                                   TRADEMARKS

The Company obtained a certificate of trademark and service mark registration for the mark WORKWELL and the mark WORKWELL AND DESIGN from the State of Texas in January 1990. These marks are registered for a term of ten years, and the registrations can be renewed for additional ten-year periods.

The Company has applied for registration of the following marks on the Principal Register of the U.S. Patent Office:

                   INTEGRATED ORTHOPAEDICS
                   IOI
                   INTEGRATED ORTHOPAEDICS AND DESIGN
                   IOI AND DESIGN

Two of these applications have been allowed and are expected to issue as registrations during 1998. The Company continues to prosecute the other applications and expects that they will also issue as registrations.

                                   REGULATION
GENERAL

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

The ability of the Company to operate profitably will depend, in part, upon the Company and its affiliated medical practices obtaining and maintaining all necessary licenses, certificates of need and other approvals, as well as upon operating in compliance with applicable health care regulations.

FEE SPLITTING; CORPORATE PRACTICE OF MEDICINE

The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine. Under such laws, the Company is prohibited from exercising control over the provision of medical services. These laws vary from state to state and are enforced by regulatory authorities with broad discretion. The Company believes its operations will be in compliance with existing applicable laws. Specifically, the Company believes the consideration paid to physicians to acquire the non-medical operations and long term management agreements associated with their practices is consistent with fair market value in arm's-length transactions and not intended to induce the referral of patients. There can be no assurance, however, that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company, or that changes in health care regulations will not restrict the Company's existing or expanding operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's ability to expand into such jurisdictions.

FRAUD AND ABUSE

Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws and in some states these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the health care industry, including those intended by the Company, has not yet been subject to significant judicial interpretation.

Noncompliance with, or violation of, the federal anti-kickback legislation can result in exclusion for Medicare and Medicaid programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. The federal government has promulgated "safe harbor" regulations that identify certain business and payment practices which are deemed not to violate the federal anti-kickback statute. Although the Company' business does not fall within certain of the current or proposed safe harbors, the Company believes that its intended operations materially comply with the anti-kickback statutes and regulations.

PROHIBITIONS ON REFERRALS TO CERTAIN ENTITIES

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

HMO AND INSURANCE LAWS

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

ANTITRUST

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

CERTIFICATE OF NEED

A majority of states require that providers of certain health care services and facilities obtain a Certificate of Need ("CON") prior to commencement of construction and/or operation. The types of facilities and services covered by CON requirements as well as the spending threshold below which CON statutes do not apply varies on a state-by-state basis. While several states in recent years have discontinued their CON programs altogether, there is no assurance that some or all of these states may not at some future time institute such programs. In addition, the Company's expansion may have or will place it in CON states. As a result, CON regulations may have an adverse affect on the Company's policy to expand certain services.

ACCREDITATION

The Commission on Accreditation of Rehabilitation Facilities ("CARF") is an independent organization that reviews rehabilitation facilities and accredits those facilities that meet its guidelines. While participation in the CARF accreditation is currently voluntary, some states have passed legislation requiring that certain workers' compensation treatment be provided by CARF-accredited facilities. Currently, all of the Company's work hardening clinics
are accredited by CARF.   In the event that CARF or other accreditation
guidelines become predominantly mandatory in the future, it may have an adverse effect on the Company's management of rehabilitation operations.

SALES TAX

The Company expects to operate in several states, each of which has its own state sales tax regulations. Although the Company intends to comply with each state's sales tax regulations, the Company does not intend to seek any judicial or administrative ruling on this issue. Should a review of the Company's operations occur and result in a determination contrary to the Company's position, such a determination could have a material adverse effect on the Company's earnings and could adversely impact the Company's expansion strategy. Sales tax statutes vary from state to state and the Company's ability to successfully contract with medical groups in certain states may be adversely impacted by the state sales tax environment.

REGULATORY COMPLIANCE

The Company believes that regulations and statutes will continue to change and, as a result, it regularly monitors developments in related law. Although the Company believes its operations are, and will continue to be, in material compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. The Company expects to modify its agreements and operations from time to time as the business, statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. All clinic facilities are leased at commercial property rates for the size, location, and tenant finish included in the lease. All clinical facilities are of a size and configuration and house various types of equipment appropriate to the services rendered within the facility. The Company leases approximately 17,000 square feet in Houston, Texas which houses the Company's Houston central office and executive offices. All facilities are insured and are maintained in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions. While the Company cannot predict the outcome of litigation actions, it is management's opinion that these matters will not have a material impact on the Company's financial position or results of operations. As of March 13, 1998, no actual or unasserted material claims or actions are pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 1997, the Company's Common Stock was principally traded on the American Stock Exchange. On March 12, 1997 the shareholders of the Company voted to change the name of the Company to Integrated Orthopaedics, Inc. Immediately following that vote the Board of Directors of the Company voted to change the trading symbol of the Company from "DRC" to "IOI".

                                             CLOSING  SALES PRICE
                                           (AMERICAN STOCK EXCHANGE)
                                           -------------------------
                                             LOW              HIGH
                                           --------          -------
1996
----

1st Quarter                                3.3750            5.6250
2nd Quarter                                3.6250            5.4375
3rd Quarter                                2.5625            4.0000
4th Quarter                                2.9375            5.0000

1997
----

1st Quarter                                4.0000            5.3125
2nd Quarter                                4.7500            5.5000
3rd Quarter                                5.2500            9.0625
4th Quarter                                7.6250            8.8750

1st Quarter (through March 13, 1998)       6.5000            8.1250



On March 13, 1998, the Company had 131 shareholders of record. A significant portion of the Company's common stock not held by affiliates of the Company is held through securities depositories.

Effective October 1, the Company, through a wholly-owned subsidiary, entered into an agreement to acquire the accounts receivable, acquired the right to manage the non-medical operations and entered into a long-term management agreement with the medical practice conducted by Merritt Orthopaedic Associates, P.C. ("MOA"). As consideration, the Company delivered certain cash consideration and an agreement, subject to certain conditions, to deliver $1,505,000 and 423,917 shares of the Company's Common Stock on January 5, 1998. This common stock was issued and cash paid to MOA on January 5, 1998.

On November 12, 1997, the Company issued (i) 142,400 shares of its Common Stock and (ii) non-negotiable subordinated convertible promissory notes (the "Convertible Notes") with an original principal amount of approximately $1,085,000, together with cash and other consideration in connection with the acquisition of the accounts receivable and all of the outstanding common stock of Winters, Kleinschmidt, Frensilli and Fleming, M.D.'s Ltd., ("WKFF"). The Convertible Notes are convertible into shares of the Common stock at each of the second through the sixth annual anniversaries of issuance at which time 20% of the original principal amount of each Convertible Note is due. Payments of principal can be converted to Company common stock at the discretion of the holder at the rate of approximately one-fifth of one share for each dollar of principal converted. The securities were issued to the physician shareholders of WKFF.

On December 12, 1997 the Company issued to two investors an aggregate of 250,000 shares of its Series B Preferred Stock (the "Series B Preferred") and warrants (the "Warrants") to acquire, initially, up to 5,000,000 shares of the Company's Common Stock. The Company received gross proceeds of $25,000,000 in connection with the transaction. Initially, the Series B Preferred can be converted into 4,166,667 shares of the Company's Common Stock (at a conversion rate of $6.00 per share). The Warrants are not presently vested and have no exercise rights upon the initial issuance, but rather vest after December 31, 1999, subject to certain adjustments. Pursuant to the terms of the Warrants, the Company may cause expiration of some or all of the Warrants before they have vested by achieving certain annual financial performance criteria through the year 1999. If any of the Warrants actually vest, the Warrants may be exercised only during the five-year period beginning on July 1, 2000 and ending on July 1, 2005. The initial exercise price of any vested Warrant is $8.00 per share. The conversion price of the Series B Preferred and the exercise price of the Warrants are subject to certain anti-dilution adjustments.

On December 18, 1997, the Company acquired (i) the accounts receivable and (ii) 70% of the outstanding capital stock of Lancaster Orthopedic Group, Inc. ("LOG") and (b) the irrevocable right to acquire the remaining 30% of the outstanding capital stock of LOG in 1998. Including the consideration delivered by the Company into trust to acquire the remaining 30% of the LOG stock, the Company delivered an aggregate of 362,502 shares of its Common Stock, together with cash consideration. The stock was issued to the physician shareholders of LOG.

No underwriters were involved with any of the transactions described above. Such issuances were exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act.

The Company has not declared or paid any dividend since it was formed. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. Pursuant to the terms of the Company's Series A Cumulative Convertible Preferred Stock and the Company's Series B Convertible Preferred Stock (collectively the "Preferred Stock"), no dividends can be paid on the common stock until all dividends accrued on the Preferred Stock have been paid. Dividends on the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly after June 30, 1999. At December 31, 1997, the Company has accrued unpaid dividends of $329,000 on the Series A Preferred Stock. Dividends on the Series B Preferred Stock accrue quarterly and, if not paid in cash, are paid quarterly by the issuance of additional shares of Series B Preferred Stock. At December 31, 1997, the Company has recorded the issuance of 1,170 additional shares of Series B Preferred Stock to satisfy dividends accrued for the period December 12, 1997 through December 31, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain of the comments that follow or that appear elsewhere in this annual report represent forward-looking statements with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking statements.
Because of the inherent limitations in this process, the relatively volatile nature of the industry in which the Company operates, and other risks and uncertainties including those discussed in this annual report, particularly in
Item 1, hereof, there can be no assurance that actual results will not differ materially from these forward-looking statements.

SIGNIFICANT TRANSITION EVENTS IN 1996 AND 1997

IOI undertook certain courses of action in 1996 and 1997 to transition the Company into a single focus equity model musculoskeletal-related PPM Company. This transition led IOI to divest itself of all operations that did not fit within this strategic framework. In keeping with this plan, IOI sold a subsidiary in Little Rock, Arkansas that owned a free standing MRI center and divested all occupational medicine-related operations in 1996. These transactions resulted in the Company recording net gains of $3,168,000 in 1996 and $672,000 in 1997.

IOI began building its corporate infrastructure during the fourth quarter of 1996 and continued to make key employee additions throughout 1997. This build up of key staff positions and legal and accounting costs incurred in developing the Company's transaction structure resulted in a significant increase in overhead costs in 1997.

During 1997, IOI and the musculoskeletal-related healthcare delivery system it managed in Houston, Texas jointly closed a physical therapy center and a free standing MRI center, and terminated a facility management contract with a Houston hospital. The Company sold substantially all of the fixed assets used in these operations (except for the MRI equipment which remained for sale as of December 31, 1997) for a net gain of $42,000. The Company also incurred a charge of $175,000 to write the book value of the MRI equipment down to its estimated realizable value. Effective November 30, 1997, IOI discontinued its management relationship with this medical group in a strategic move to position its physician practice management operations to be comprised exclusively of equity model affiliation transactions. The Houston medical group was controlled by William F. Donovan, M.D., a director and, beneficially, a significant shareholder of IOI. In terminating this contract, the Company incurred charges of approximately $548,000. Dr. Donovan resigned as a director of IOI in December 1997.

Also in December 1997, IOI expanded its board of directors to eight seats and Jose E. Kauachi (Chairman of the Board of Directors and a significant shareholder) resigned as Chief Executive Officer and was elected Non-executive Chairman of the Board of Directors. Mr. Kauachi agreed to the termination of his employment agreement with the Company and accepted a three-year consulting contract with IOI. Subsequently, the Company and Mr. Kauachi agreed to an early termination of the consulting contract and the Company paid Mr. Kauachi a discounted amount of $966,000 in cash. Mr. Kauachi also agreed to reduce to December 31, 1999 the time in which to exercise options to purchase 50,000 shares of IOI common stock that were available to him until February 2, 2005 as an employee. The Company recorded a non-cash charge to consulting expense and an offsetting increase in additional paid in capital of $281,250 in conjunction with this modification.

Simultaneously with the expansion of the board of directors, IOI completed the sale of 250,000 shares of Series B Preferred Stock and contingent Warrants to acquire up to 5 million shares of the Company's common stock, yielding net cash proceeds of approximately $24.5 million. In conjunction with this transaction, the Company recorded one-time, non-cash charges of $8,333,000 and $1,000,000 to earnings available for common shareholders with respect to the Series B Preferred Stock and contingent Warrants, respectively. The capital raised by IOI in December 1997 is intended primarily for use in physician practice affiliation transactions. IOI closed its first three such transactions in the fourth quarter of 1997, and added its fourth in March 1998. IOI ended 1997 with 19 physicians in three states under management.

Several of the events disclosed above took place in the fourth quarter of 1997 and had an adverse effect on the Company's result of operations and earnings per share ("EPS"). Management believes these events are unusual in nature and not likely to reoccur, and that it is not likely for there to be any material adjustment to these amounts recorded in the future. Excluding the effects of these items, the Company would have reported a net loss for 1997 of $1,591,000 and a loss per share of $0.35 as compared to the reported net loss of $3,441,000 or $2.43 per share. The $1,850,000 effect of such events on the Company's results and the $2.08 effect on earnings per share are explained as follows (in thousands, except per share data):


                                                                                  EPS
General and administrative expenses:                                            -------
   Discounted buyout of consulting agreement                    $   966         $ 0.18
   Option re-pricing                                                281           0.05
                                                                -------         ------
                                                                  1,247           0.23
                                                                -------         ------
Loss (gain) from divestitures and discontinued operations:
   Writeoff of note receivable on Houston group termination         548           0.10
   Writedown of Houston MRI to realizable value                     175           0.03
                                                                -------         ------
                                                                    723           0.13
                                                                -------         ------
Effect on net loss before taxes                                   1,970           0.36
Tax effect                                                         (120)         (0.02)
                                                                -------         ------
Effect on net loss                                                1,850           0.34

Series B Preferred Stock premium dividend                         8,333           1.55
Series B Preferred Stock warrant dividend                         1,000           0.19
                                                                -------         ------
Total effect on loss available for
         common shareholders                                    $11,183         $ 2.08
                                                                =======         ======

Had the general and administrative expenses set forth above not been incurred, general and administrative expenses for the fourth quarter and year would have been $1,403,000 and $4,431,000, respectively, as compared to $2,650,000 and $5,678,000, respectively, as reported.

CHANGE IN FINANCIAL STATEMENT PRESENTATION

At its meeting on November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 provides guidance to PPM companies as to whether the financial statements of the practices they manage should be consolidated with those of the PPM company or whether the PPM company should report its results on a non-consolidated basis. The Company has historically reported its financial results on a "consolidated" basis. All the Company's management services agreements provide physician practices exclusive decision making regarding the selection, hiring, supervision and recruiting of physicians. Accordingly, applying the new guidance provided by EITF 97-2 to the Company's current and historical management service arrangements indicates that the Company must report on a "non-consolidated" basis. EITF 97-2 provides that companies which modify their financial statement presentation to conform to the new guidance have the option of retroactive restatement. The Company has elected to restate its financial results retroactively on a non-consolidated basis and to adopt the non-consolidated reporting format for future reporting periods.

The "non-consolidated" presentation recognizes that, under the terms of the Company's management services agreements, the revenue derived from patient care belongs to the practices it manages. This presentation also recognizes that the compensation paid to physicians is an expense of the practice, not an expense of the Company. Likewise, recognition is given to the fact that the Company is contractually obligated to pay for the cost of the practices' operating expenses (excluding physician compensation). Accordingly, the revenue available to the Company under a non-consolidated reporting format equals patient revenue minus physician compensation. This amount is reported as Revenue in the Company's non-consolidated presentation. Because the operating expenses of the practices (excluding physician compensation) are the Company's responsibility, they are reported as "Practice Compensation and Benefits" and "Other Direct Costs" in the non-consolidated presentation. The "Provision for Doubtful Accounts" in the consolidated presentation is reflected in the non-consolidated presentation as a reduction in patient revenues because that expense is exclusive to the medical practice and is one for which the Company is not at risk.

The following table sets forth the Company's results of operations for each of the four quarters ended March 31, June 30, September 30, and December 31, 1997 and the Company's results for the year ended December 31, 1997 on a "non-consolidated" basis.



"NON-CONSOLIDATED" PRESENTATION        1ST         2ND            3RD            4TH
RESULTS OF OPERATIONS                  QTR         QTR            QTR            QTR           1997
-----------------------------------  -------  --------------  ------------  -------------  ------------

Revenues                             $  913          $1,599        $1,386        $ 1,817       $ 5,715

Practice compensation & benefits        599             649           567            782         2,597
Other direct costs                      345             250           370            701         1,666
General & administrative                728           1,155         1,145          2,650         5,678
Depreciation & amortization              83              47            46            133           309
Loss (gain) from divestitures and
    discontinued operations            (415)            (63)         (150)           637             9
                                     ------          ------        ------        -------       -------
                                      1,340           2,038         1,978          4,903        10,259
                                     ------          ------        ------        -------       -------
Loss from operations                   (427)           (439)         (592)        (3,086)       (4,544)

Other income (expense):
Interest income                         102              79            87             60           328
Interest expense                        (19)            (20)          (19)           (31)          (89)
                                     ------          ------        ------        -------       -------

Loss before income taxes               (344)           (380)         (524)        (3,057)       (4,305)
Income tax benefit                      131             144           199            390           864
                                     ------          ------        ------        -------       -------
Net loss                             $ (213)         $ (236)       $ (325)       $(2,667)      $(3,441)
                                     ======          ======        ======        =======       =======


The following table sets forth the Company's results of operations for each of the four quarters ended March 31, June 30, September 30, and December 31, 1997 and the Company's results for the year ended December 31, 1997 on a "consolidated" basis, as it has been reported in the Company's historical financial statements.


"CONSOLIDATED" PRESENTATION                 1ST         2ND           3RD            4TH
RESULTS OF OPERATIONS                       QTR         QTR           QTR            QTR           1997
----------------------------------------  --------  ------------  ------------  -------------  -------------

Revenues                                   $1,563        $2,311        $2,061        $ 2,846        $ 8,781

Compensation cost and medical services        874         1,095         1,062          1,611          4,642
Other direct costs                            345           250           370            701          1,666
General & administrative                      728         1,155         1,145          2,650          5,678
Depreciation & amortization                    83            47            46            133            309
Provision for doubtful accounts               375           266           180            200          1,021
Loss (gain) from divestitures and
    discontinued operations                  (415)          (63)         (150)           637              9
                                           ------        ------        ------        -------        -------
                                            1,990         2,750         2,653          5,932         13,325
                                           ------        ------        ------        -------        -------
Loss from operations                         (427)         (439)         (592)        (3,086)        (4,544)

Other income (expense):
Interest income                               102            79            87             60            328
Interest expense                              (19)          (20)          (19)           (31)           (89)
                                           ------        ------        ------        -------        -------

Loss before income taxes                     (344)         (380)         (524)        (3,057)        (4,305)
Income tax benefit                            131           144           199            390            864
                                           ------        ------        ------        -------        -------
Net loss                                   $ (213)       $ (236)       $ (325)       $(2,667)       $(3,441)
                                           ======        ======        ======        =======        =======


Presentation of the financial results on a non-consolidated basis yields the same net income as that presented on a consolidated basis. Only the classification of certain financial statement line items is altered for presentation purposes.

Explanations of period to period variances in this and future reports will be based upon the non-consolidated financial reporting presentation format.


RESULTS OF OPERATIONS
---------------------

The following table presents revenues by category and the statement of operations items as percentages of total revenues:


RESULTS OF OPERATIONS                                        1997   1996   1995
                                                             -----  -----  -----

Operations disposed of or divested in 1996                      0 %   47 %   41 %
Operations disposed of or divested in 1997                     74     53     57
Practice affiliation transactions in 1997                      18      0      0
Ancillary operations acquired in 1997                           1      0      0
Other Revenues                                                  7      0      2
                                                             ----   ----   ----
 Revenue                                                      100 %  100 %  100 %
                                                             ====   ====   ====

Practice compensation and benefits                             45 %   45 %   33 %
Other direct costs                                             29     39     30
General and administrative                                    100     26     19
Depreciation and amortization                                   5      8      9
(Gain) loss from divestitures and discontinued operations       0    (32)     0
                                                             ----   ----   ----
                                                              179 %   86 %   91 %
                                                             ----   ----   ----

Income from operations                                        (79)    14      9
Minority interests                                              0      0      0
Interest income                                                 6      0      0
Interest expense                                               (2)    (2)    (2)
                                                             ----   ----   ----
(Loss) income before income taxes                             (75)%   12 %    7 %
Income taxes                                                   15     (4)    (3)
                                                             ----   ----   ----
 Net (loss) income                                            (60)%    8 %    4 %
                                                             ====   ====   ====


Year ended December 31, 1997, compared with the year ended December 31, 1996.

Revenues
--------

Revenues declined from 1996 to 1997 by $4,120,000 (42%). Approximately $4,625,000 of the decrease is attributable to the occupational medicine and diagnostic imaging businesses which were divested in 1996. Revenue from these operations represented 47% of 1996 revenue. Approximately $970,000 of the decrease related to the operations that were disposed or divested in 1997. Revenue from these operations declined 19% from 1996 to 1997 (partially reflecting only eleven months of operations in 1997) and represented 53% of revenue in 1996 and 74% of revenue in 1997. Offsetting these declines to some extent were increases in revenue of $1,018,000 from medical practices with which the Company entered into management services agreements in 1997 and $77,000 from two work hardening facilities the Company took over for its own account upon the dissolution of its relationship with the Houston musculoskeletal-related healthcare delivery system in 1997. Revenue from these operations represented 18% and 1% of 1997 revenue, respectively. An increase of $380,000 in collection fees related to the operations divested in 1996 and miscellaneous other fees also offset some of the decreases in revenue. These fees represented 7% of revenue in 1997.

Practice Compensation and Benefits

Overall practice compensation and benefits decreased approximately $1,813,000 (41%) and represented 45% of revenues in 1996 and 1997. Practice compensation and benefits at the occupational medicine and diagnostic imaging businesses which were divested in 1996 accounted for $1,999,000 of the decrease from year to year. Costs related to operations that were disposed or divested in 1997 declined approximately $287,000 (12%). Costs increased by $403,000 in 1997 due to medical practices with which the Company entered into management services agreements in 1997 and by $70,000 due to two work hardening facilities the Company took over for its own account upon the dissolution of its relationship with the Houston musculoskeletal-related healthcare delivery system in 1997.

Other Direct Costs

Other direct costs decreased approximately $2,142,000 (56%) and represented 39% of revenues in 1996 and 29% in 1997. Other direct costs at the occupational medicine and diagnostic imaging businesses which were divested in 1996 accounted for $2,512,000 of the decrease from year to year. Costs related to operations that were disposed or divested in 1997 increased approximately $87,000 (7%). Costs increased by $244,000 in 1997 due to medical practices with which the Company entered into management services agreements in 1997 and by $39,000 due to two work hardening facilities the Company took over for its own account upon the dissolution of its relationship with the Houston musculoskeletal-related healthcare delivery system in 1997.

General and Administrative

General and administrative costs rose approximately $3,065,000 from 26% of revenues in 1996 to 100% of revenues in 1997. A decrease in general and administrative expenses related to the occupational medicine and diagnostic imaging businesses which were divested in 1996 offset $482,000 of the overall increase. The overall increase is primarily attributable to increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's PPM strategy, to legal and accounting costs related to the development of transaction documents for practice affiliations, and to normal operating variances. During 1997 the Company also recorded non-recurring expenses of approximately $966,000 and a one-time $281,000 non-cash charge as a result of negotiating a discounted early termination of a three-year consulting agreement and the modification of an option agreement with the Company's former Chief Executive Officer.

Depreciation and Amortization

Depreciation and amortization expense declined approximately $482,000 (61%) in 1997. Of this decline, $394,000 is attributable to the occupational medicine and diagnostic imaging businesses which were divested in 1996. The operations disposed of or divested in 1997 accounted for $268,000 of the decline. Costs increased by $87,000 in 1997 due of medical practices with which the Company entered into management services agreements in 1997 and by $3,000 due to two work hardening facilities the Company took over for its own account upon the dissolution of its relationship with the Houston musculoskeletal-related healthcare delivery system in 1997. Depreciation related to corporate office operations increased by $90,000 due to the addition of staff and other infrastructure investments.

Interest Income and Expense

Interest expense decreased by approximately $81,000 from 1996 to 1997. This savings is due to the reduction and retirement of notes payable and significantly reduced usage of the Company's line of credit during 1997 as a result of retention of the proceeds from the operations divested in 1996. Interest income increased $328,000 due to investment earnings on proceeds from the operations divested in 1996.

Loss (Gain) from Divestitures and Discontinued Operations

(Gain) loss from divestitures and discontinued operations decreased $3,177,000 from 1996 to 1997. The Company recorded additional gains in 1997 of $672,000 resulting from the retirement of certain obligations related to the 1996 divestiture of the occupational medicine operations at a lower than expected cost, yielding a net change of $2,496,000 related to this divestiture. In 1997, the Company recorded a $548,000 write-down against a note receivable which was acquired by the Company in conjunction with the termination of its relationship with the Houston musculoskeletal-related healthcare delivery system. During 1997, the Company and the Houston musculoskeletal-related healthcare delivery system jointly closed a physical therapy center and an MRI center, and terminated a facility management contract with a Houston hospital. Assets used in these operations were sold or written down to their expected realizable value in 1997. The Company realized gains of $42,000 from assets sold and recorded a $175,000 expense to write the value of an MRI unit currently held for sale down to its expected realizable value.


Year ended December 31, 1996, compared with the year ended December 31, 1995.

Revenues

Revenues declined from 1995 to 1996 by $2,408,000 (20%). Approximately $449,000 of the decrease is attributable to the occupational medicine and diagnostic imaging businesses which were divested in 1996. Revenue from these operations represented 47% of 1996 revenue and 41% of 1995 revenue. Approximately $1,724,000 of the decline related to the operations that were subsequently disposed or divested in 1997. Revenue from these operations represented 57% of revenue in 1995 and 53% of revenue in 1996. Another $235,000 (9%) of this reduction is due to the one-time inclusion in 1995 of collection fee revenue (2% of 1995 revenue) arising from an accounts receivable collection agreement entered into in March, 1995 as one component of the creation of the Houston musculoskeletal-related healthcare delivery system.

Practice Compensation and Benefits

Overall practice compensation and benefits increased approximately $319,000 (8%) from 33% of revenues in 1995 to 45% of revenues in 1996. Practice compensation and benefits at the occupational medicine and diagnostic imaging businesses which were divested in 1996 showed a $60,000 (3%) increase from year to year. Costs related to operations that were subsequently disposed or divested in 1997 increased approximately $259,000 (12%).

Other Direct Costs

Other direct costs increased from 1995 to 1996 by approximately $88,000 (2%)
from 30% of revenues in 1995 to 39% of revenues in 1996.   Other direct costs at
the occupational medicine and diagnostic imaging businesses which were divested in 1996 rose $15,000 (less than 1%). Costs related to operations that were subsequently disposed or divested in 1997 increased approximately $73,000 (6%).

 General and Administrative

General and administrative costs rose approximately $437,000 from 18% of revenues in 1995 to 27% of revenues in 1996. This increase is attributable to increased salary, compensation and recruiting costs related to additional senior management staff to support the Company's PPM strategy, to legal and accounting costs related to the development of transaction documents for practice affiliations, and to normal operating variances. During 1996 the Company incurred approximately $482,000 in general and administrative expenses which were directly related to the occupational medicine business divested in December 1996.

Depreciation and Amortization

Depreciation and amortization expense declined approximately $303,000 in 1996. This decline is due primarily to (i) reduced expenses arising from the sale of a wholly-owned subsidiary which owned a magnetic resonance imaging center in March 1996, (ii) cost savings arising from the full amortization in 1995 of a non-competition covenant relating to the acquisition of the occupational medicine clinics in Little Rock, Arkansas, and (iii) the full depreciation of certain fixed assets in 1995.

Minority Interest and Other

The Company reported no minority interest or other expense in 1996.   Minority
interest decreased by $34,000 from 1995 to 1996 reflecting that all partnership interests held by the Company were terminated in 1995.

Interest Income and Expense

Interest expense decreased by approximately $133,000 from 1995 to 1996. This savings is due to the reduction and retirement of notes payable and significantly reduced usage of the Company's line of credit during 1996.

Loss (Gain) from Divestitures and Discontinued Operations

During 1996, the Company, in a strategic effort to restructure its operations towards a single focus musculoskeletal-related physician practice management company, divested its interests in eight occupational medicine centers, four physical and medical therapy centers associated with the occupational medicine centers, seven mobile health testing units operated in conjunction with the occupational medicine programs in Houston, Texas and Little Rock, Arkansas, and one magnetic resonance imaging ("MRI") center in Little Rock, Arkansas. The Company recorded a net gain from these divestitures of $3,168,000.


MILLENNIUM COMPLIANCE

All of the Company's software products, including without limitation, any parts or components thereof, when used prior to, during, and after the turn of the century, are programmed to process turn-of-the-century dates. This capability includes, without limitation, date formats that have multi-century formulas and date values, date interface values that reflect the century, and calculations that accommodate the occurrence of leap year. The Company is in the process of conducting a review of its internal computer systems and intends to query its vendors and clients regarding any millennium compliance issues that could have a material impact on the Company or its results of operations. To date, the Company has not incurred any material expense regarding millennium compliance issues and any future expense that might be incurred is not considered at this time to be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for use as consideration in equity model physician practice affiliation transactions in which it acquires the non-medical operations and secures long-term management agreements with orthopaedic medicine practices and for funding operating losses during its transition into a musculoskeletal oriented Physician Practice Management company. As of December 31, 1997, the Company had completed three physician practice affiliation transactions with 19 physicians for which the following aggregate consideration was paid (in thousands):

                                                      1997
                                                    --------
            Cash and transaction costs               $12,878
            Short term, and subordinated notes         2,590
            Common stock issued and to be issued       3,948
            Liabilities assumed                           62
                                                     -------
            Total Costs                              $19,478
                                                     =======

To fund this growth and the operating losses incurred in conjunction with transitioning the Company to a PPM company, IOI issued its Series A Preferred Stock in June 1995, providing net cash proceeds of approximately $2.4 million. In 1996, the Company disposed of certain operations that were not aligned with the core business of a musculoskeletal oriented PPM company. The Company realized net cash proceeds of approximately $8.4 million. In December 1997, the Company issued its Series B Preferred Stock and Contingent Warrants for net cash proceeds of approximately $24.5 million. In conjunction with this offering, the Company also repaid approximately $600,000 of borrowings and terminated its borrowing relationship with its primary commercial bank. Additional financing was provided by the negotiated deferral of delivery of $1,505,000 in cash and 423,917 shares of the Company's common stock (recorded at a value of $1,643,000) to Merritt Orthopaedic Associates, P.C. until January 5, 1998. The Company delivered both the cash and stock as scheduled. The Company also issued non-negotiable, subordinated, convertible promissory notes aggregating $1,085,000 to the physician shareholders of Winters, Kleinschmidt, Frensilli and Fleming, M.D.s, Ltd. in November 1997. These notes pay simple interest at seven percent per annum. Payments of principal can be converted to Company common stock at the rate of approximately one-fifth of one share for each dollar of principal payment converted.

The Company intends in the future to aggressively pursue equity model physician practice affiliation transactions. To execute this strategy, the Company will require additional capital. Although no assurance can be given that capital will be made available to the Company at the time or in the amounts required to execute its strategy, the Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness and strategic partnering.

As compared to a working capital position of $7,698,000 as of December 31, 1996, as of December 31, 1997, the Company reported a working capital position of $16,009,000 and held over $16,600,000 cash. The change in the Company's working capital position is due mainly to the net cash proceeds from issuance of the Company's Series B Preferred Stock, the use of cash and other short term capital as consideration in the three physician practice affiliation transactions it closed in 1997, and the use of cash to fund 1997 operating losses. It is the Company's plan to utilize its working capital to build its management and operations infrastructure as required to support the level of affiliation and practice implementation projects resulting from the Company's business development activities and as consideration in equity model physician practice affiliation transactions. The Company anticipates that the cost of building the management and operational infrastructure necessary to implement this strategy may exceed the Company's earnings for at least a portion of 1998.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements - Consolidated Financial Statements of Integrated Orthopaedics, Inc. as of December 31, 1997 and 1996 and for the three years ended December 31, 1997:


                                                            Page
                                                           -------

    Report of Independent Accountants                           24

    Consolidated Balance Sheet                                  25

    Consolidated Statement of Operations                        26

    Consolidated Statement of Stockholders' Equity              27

    Consolidated Statement of Cash Flows                   28 - 29

    Notes to Consolidated Financial Statements             30 - 44

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Integrated Orthopaedics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Orthopaedics, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company restated the 1996 and 1995 statement of operations presentation due to a change in accounting principle.


PRICE WATERHOUSE LLP

Houston, Texas
March 24, 1998

                         INTEGRATED ORTHOPAEDICS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

        ASSETS                                                                         DECEMBER 31,
        ------                                                                  ------------------------
                                                                                 1997             1996
                                                                                ---------       --------
CURRENT ASSETS
  Cash and equivalents                                                           $ 16,642        $10,177
  Accounts receivable, net                                                          2,956          3,797
  Income taxes receivable                                                             759             82
  Due from affiliated medical groups                                                   67
  Notes receivable, net                                                               152             89
  Other current assets                                                                753            253
  Deferred income tax asset                                                            18
                                                                                ---------       --------
         TOTAL CURRENT ASSETS                                                      21,347         14,398
                                                                                ---------       --------

PROPERTY AND EQUIPMENT
  Equipment (including capital leases)                                              3,457          3,172
  Leasehold improvements                                                              263            317
  Furniture and fixtures (including capital leases)                                   624            387
                                                                                ---------       --------
                                                                                    4,344          3,876
  Less  - accumulated depreciation and amortization                                (2,815)        (3,211)
                                                                                ---------       --------
                                                                                    1,529            665
                                                                                ---------       --------

MANAGEMENT SERVICES AGREEMENTS, NET                                                25,018
OTHER ASSETS                                                                          258            106
                                                                                ---------       --------
  TOTAL ASSETS                                                                    $48,152        $15,169
                                                                                =========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                               $    565        $ 1,272
  Accrued liabilities                                                               3,022          3,129
  Due to affiliated medical groups                                                    133
  Income taxes payable                                                                               584
  Current obligations under capital leases                                             87             14
  Current portion of notes payable                                                  1,531          1,701
                                                                                ---------       --------
         TOTAL CURRENT LIABILITIES                                                  5,338          6,700
                                                                                ---------       --------

NOTES PAYABLE                                                                       1,253            386
OBLIGATIONS UNDER CAPITAL LEASES                                                      266             15
DEFERRED INCOME TAXES                                                               7,873            160
                                                                                ---------       --------
         TOTAL LIABILITIES                                                         14,730          7,261
                                                                                ---------       --------

STOCKHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
  10,000,000 shares authorized,
   Series A, cumulative convertible,
    25,226 shares issued and outstanding
   Series B, cumulative convertible, non-redeemable,
    251,170 shares issued and outstanding                                               3
 Common stock, $.001 par value, 50,000,000
   shares authorized, 5,885,876 and 5,302,474 issued                                    6              5
 Additional paid-in capital                                                        41,803          4,843
 Common stock to be issued                                                          1,643
 Accumulated (deficit) retained earnings                                          (10,033)         3,060
 Treasury shares, 13,833 and 15,833 shares
                                                                                ---------       --------
         TOTAL STOCKHOLDERS' EQUITY                                                33,422          7,908
                                                                                ---------       --------
COMMITMENTS AND CONTINGENCIES
                                                                                ---------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 48,152        $15,169
                                                                                =========       ========

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)



                                                                                YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        1997           1996               1995
                                                                    ------------    -----------        -----------
REVENUES                                                            $      5,715    $     9,835       $    12,243
                                                                    ------------    -----------       -----------
COSTS AND EXPENSES:

     Practice compensation and benefits                                    2,597          4,410              4,092
     Other direct costs                                                    1,666          3,808              3,720
     General and administrative                                            5,678          2,613              2,176
     Depreciation and amortization                                           309            791              1,094
     Loss (gain) from divestitures and discontinued operations                 9         (3,168)
                                                                    ------------    -----------        -----------
                                                                          10,259          8,454             11,082
                                                                    ------------    -----------        -----------
(LOSS) INCOME FROM OPERATIONS                                             (4,544)         1,381              1,161

MINORITY INTEREST AND OTHER                                                                                     34
INTEREST INCOME                                                              328
INTEREST EXPENSE                                                             (89)          (170)              (302)
                                                                    ------------    -----------        -----------

(LOSS) INCOME BEFORE INCOME TAXES                                         (4,305)         1,211                893

INCOME TAX BENEFIT (PROVISION)                                               864           (424)              (375)
                                                                    ------------    -----------        -----------

NET (LOSS) INCOME                                                        $(3,441)        $  787            $   518
                                                                    ============    ===========        ===========

(LOSS) EARNINGS PER SHARE:

     Basic                                                               $( 2.43)        $  .12            $   .10
                                                                    ============    ===========        ===========

     Diluted                                                              $(2.43)        $ . 12            $   .10
                                                                    ============    ===========        ===========

     Weighted average common shares outstanding                            5,381          5,286              5,286
                                                                    ============    ===========        ===========

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                                                RETAINED
                                                                  ADDITIONAL    EARNINGS/      COMMON
                                                                    PAID-IN    ACCUMULATED    STOCK TO BE   TREASURY
                            SHARES                AMOUNT            CAPITAL     (DEFICIT)       ISSUED        STOCK      TOTAL
                        -----------------    -------------------  -----------  ------------   -----------   ---------   -------
                        COMMON  PREFERRED    COMMON    PREFERRED
                        ------  ---------    ------   ----------
Balance at
  December 31, 1994      5,302               $    5   $           $     2,471  $      1,882   $             $           $ 4,358
Net Income                                                                              518                                 518
                        ------  ---------    ------   ----------  -----------  ------------   -----------   ---------   -------
Balance at
  December 31, 1995      5,302                    5                     2,471         2,400                               4,876
Issuance of Preferred
  Stock - Series A                     25                               2,523                                             2,523
Issuance cost of
  Preferred Stock -
  Series A                                                               (153)                                             (153)
Dividends Preferred
  Stock - Series A                                                                     (127)                               (127)
Exercise of stock options                                                   2                                                 2
Net Income                                                                              787                                 787
                        ------  ---------    ------   ----------  -----------  ------------   -----------   ---------   -------
Balance at
  December 31, 1996      5,302         25         5                     4,843         3,060                               7,908
                        ------  ---------    ------   ----------  -----------  ------------   -----------   ---------   -------
Dividends Preferred
   Stock - Series A                                                                    (202)                               (202)
Treasury stock issued
  for services rendered                                                    10                                                10
Options exercised           79                                            413                                               413
Option remeasurement                                                      281                                               281
Medical Practice
  Transactions:
  Stock issued             505                    1                     2,303                                             2,304
  Value of 423,917
    Shares to be issued                                                                             1,643                 1,643
Issuance of Preferred
  Stock - Series B                    250                      3       32,836        (8,333)                             24,506
Issuance of
  contingent warrants                                                   1,000        (1,000)
Dividends Preferred
  Stock-Series B                        1                                 117          (117)
Net (Loss)                                                                           (3,441)                             (3,441)
                        ------  ---------    ------   ----------  -----------  ------------   -----------   ---------   -------
Balance -
   December 31, 1997     5,886        276    $    6   $        3  $    41,803  $    (10,033)  $     1,643   $           $33,422
                        ======  =========    ======   ==========  ===========  ============   ===========   =========   =======

  The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                                 1997       1996       1995
                                                                               --------   --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                                                     $ (3,441)  $    787   $   518
         Noncash adjustments:
          Loss (gain)from divestitures and discontinued operations                    9     (3,168)
          Depreciation and amortization                                             309        791     1,094
          Minority interest                                                                              (34)
          Stock option repricing                                                    281
          Stock issued for services preformed                                        10
          Deferred income taxes                                                    (289)      (283)      348

         Change in assets and liabilities, excluding
         acquisitions and dispositions:
          Accounts receivable, net                                                2,072        589    (1,752)
          Other current assets                                                     (299)        35       (28)
          Other assets                                                              (63)        22        (3)
          Accounts payable                                                         (707)       105        98
          Accrued liabilities                                                         3        654       339
          Due from /to affiliated medical groups                                     66
          Income taxes receivable/payable                                        (1,261)       907      (393)
                                                                               --------   --------   -------
           Net cash (used) provided by operating activities                      (3,310)       439       187
                                                                               --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                     (461)      (778)     (133)
         Proceeds from sale of equipment                                             65      8,473
         Issuance of notes receivable                                                          (58)     (600)
         Collection on notes receivable                                             106        205       403
         Net payments in medical practice transactions                          (12,879)
                                                                               --------   --------   -------
            Net cash (used) provided by investing activities                    (13,169)     7,842      (330)
                                                                               --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank borrowings                                                                     3,175     2,066
         Payments on bank borrowings                                             (2,061)    (2,691)   (1,780)
         Payments on other notes, net                                                         (900)     (408)
         Payments on capital lease obligations                                      (98)      (169)     (422)
         Minority interest distributions                                                                 (18)
         Proceeds from issuance of convertible note                                          2,523
         Proceeds from issuance of preferred stock                               25,000
         Direct costs of preferred stock issuance                                  (196)     (153)
         Proceeds from exercise of stock options                                    299         2
                                                                               --------   --------   -------
           Net cash provided (used) by financing activities                      22,944      1,787      (562)
                                                                               --------   --------   -------

NET CHANGE IN CASH AND EQUIVALENTS                                                6,465     10,068      (705)
CASH AND EQUIVALENTS:
     BEGINNING OF YEAR                                                           10,177        109       814
                                                                               --------   --------   -------
     END OF YEAR                                                               $ 16,642   $ 10,177   $   109
                                                                               ========   ========   =======

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)
                                 (in thousands)


                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997   1996    1995
                                                        -------  -----  -------
SUPPLEMENTAL DISCLOSURES:
         Interest paid                                    $  88  $ 148   $ 331
         Income taxes paid (recovered)                      533   (417)    405


NON CASH TRANSACTIONS;
         Affiliations with physician practices resulted in non cash increases to the management services agreement intangible and the following:


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996     1995
                                                         ------  -----    ------

    Notes payable entered into directly with
      affiliated medical groups                          $2,590
    Common stock and additional paid-in capital
      issued to affiliated medical groups                 2,304
    Common stock and additional paid-in capital
      to be issued to affiliated medical groups           1,643
    Deferred tax liability for book and tax
      basis differences                                   8,177
    Accrued liabilities assumed from
      affiliated medical groups                              62

         The issuance of Series B Preferred Stock resulted in non cash adjustments to preferred stock and additional paid-in capital and increases in the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997   1996    1995
                                                        -------  -----  -------


    Accumulated deficit related to premium dividends     $8,333
    Accumulated deficit related to warrant dividends      1,000
    Accrued liabilities related to unpaid issuance costs    298
    Accumulated deficit related to stock dividends          117

         The conversion of notes payable into Series A Preferred Stock resulted in non cash adjustments to preferred stock and additional paid-in capital and the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997   1996    1995
                                                        -------  -----  -------
     Decrease in notes payable                          $       $2,523
     Increase in accrued liabilities related to
       unpaid dividends                                     202    127

Miscellaneous non cash transactions are as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997   1996    1995
                                                        -------  -----  -------

     Furniture and equipment acquired under
       capital leases                                    $  422  $ 107   $   24
     Direct financing of insurance premiums                 168
     Accounts receivable converted to
       notes receivable                                     717
     Deferred tax benefit for options exercised             114

         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, is a physician practice management company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. The Company provides comprehensive management services under long-term agreements to three orthopaedic practices in three states at December 31, 1997. These practices provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal injuries and illnesses. The Company also owns and operates two work hardening facilities in Houston, Texas.

Effective March 12, 1997, the Company changed its legal name from DRCA Medical Corporation to Integrated Orthopaedics, Inc.

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

Historically the Company has consolidated the operations of its affiliated physician practices for financial reporting purposes. In November 1997, the Emerging Issues Task Force issued authoritative guidance on the financial presentation of physician practice operations affiliated with a physician practice management company. Upon application of the guidance, management determined that the Company's current and previous physician practice affiliations did not meet the requirements for consolidation. The Company, in accordance with the authoritative guidance, elected to restate the 1996 and 1995 statements of operations to reflect the adoption of non consolidated accounting. The restatement had no impact on the Company's reported net income or loss for the three years presented.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The equity of limited partner investors in consolidated partnerships is reflected as minority interest in 1995.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Cash equivalents and investments

The Company considers its investment in highly liquid debt securities with original maturities of three months or less to be cash equivalents.

The Company considers all investments in equity securities as available for use in current operations and therefore has classified them as available for sale at December 31, 1997. Realized gains and losses and permanent declines in value as well as investment earnings are included in income.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

The Company's revenues represent the contractual fees earned under long-term management service agreements with orthopaedic groups. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the medical groups with the exception of the amounts retained by physicians. The Company's revenues include the reimbursement of all medical practice operating costs and the fixed and variable contractual management fees as defined and stipulated in the agreements. Revenues related to management services agreements are accrued when collection is probable.

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for equipment, furniture and fixtures and the remaining lease term for leasehold improvements.

Management Service Agreements

Management service agreements consist of the costs of purchasing the rights to manage orthopaedic medical groups. These costs are amortized on a straight-line basis over the initial 40-year terms of the related management service agreements. Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through the facilities managed by the Company. The MSAs can be terminated without penalty by the affiliated medical groups only for cause. At any time, any affiliated medical group can terminate an MSA by tendering to IOI the then unamortized portion of the consideration paid by IOI for the group (assuming a 40-year life for IOI's acquisition costs). If the affiliated medical group breaches the MSA, the group is responsible to pay liquidated damages to IOI in the same amount as that which would be due if the group terminated the MSA without cause.

The carrying value of the management services agreements is reviewed for impairment when events or changes in circumstances indicate their recorded costs may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related management services agreement over the remaining amortization period is less than the recorded amount of the management services agreement, the Company's carrying value of the management services agreement will be reduced to its estimated fair value.

Income Taxes

Deferred income taxes are provided using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured using the rates in effect when the temporary differences are expected to be included in the Company's consolidated tax return. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax laws or rates. It is the Company's policy to provide an allowance for tax assets not considered to be realizable based upon expected future levels of taxable income.

Fair Values of Financial Instruments

Due, generally, to their short term nature and current interest rates and terms, where applicable, the carrying value of the Company's assets and liabilities is believed to approximate their fair values unless otherwise indicated.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Loss) Earnings  Per Share

Statement of Financial Accounting Standards No. 128 established standards for computing and presenting earnings or loss per share (EPS). Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The components of basic earnings per share are as follows (in thousands except per share data):


                      DECEMBER 31             DECEMBER 31,            DECEMBER 31,
                          1997        EPS         1996         EPS        1995       EPS
                      ------------  --------  -------------  -------  ------------  ------

Net (loss) income        $ (3,441)   $(0.64)        $  787   $ 0.15         $  518   $0.10
Series A Preferred
  stock dividend             (202)    (0.04)          (127)   (0.03)
Series B Preferred
  stock dividend             (117)    (0.02)
Series B Preferred
  Stock premium
  dividend                 (8,333)    (1.55)
Series B Preferred
  Stock warrant
  dividend                 (1,000)    (0.18)
                      ------------  --------  -------------  -------  ------------  ------
Net (loss)  income
 available to
 common
 stockholders            $(13,093)   $(2.43)        $  660   $ 0.12         $  518   $0.10
                         ========    ======         ======   ======         ======  ======
Weighted average
  common shares
  outstanding               5,381                    5,286                   5,286
                         ========                   ======                  ======

The Company had total dilutive options and warrants which relate to 170,048 shares in 1996 and 150,583 shares in 1995. The effect of increasing the EPS denominator by these share amounts yields the same diluted EPS amount as basic EPS. In addition, the diluted weighted average shares in 1996 excluded the assumed conversion of Series A Preferred Stock into 757,076 shares of common stock, as the assumed conversion results in anti-dilution.

For 1997 the diluted weighted average shares excluded,(i) options to purchase 1,368,500 shares of common stock at a weighted average per share price of $4.99,
(ii) warrants to purchase 200,000 shares of common stock at a weighted average purchase price of $2.13 per share, (iii) non employee options to purchase 97,750 shares of common stock at a weighted average purchase price of $4.17, (iv) Series A Preferred Stock convertible into 814,736 shares of common stock, and
(v) Series B Preferred Stock convertible into 4,186,187 shares of common stock. The issuance or conversion of these instruments results in anti-dilution.

NOTE 2 - REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. With respect to the physician practice affiliation transactions entered into in 1997, substantially all of the amounts retained by affiliated physician groups for 1997 were contractually guaranteed as a minimum percentage of practice gross profit. The amounts retained by affiliated physician groups under management prior to 1997 were determined by combinations of fixed monthly and hourly amounts plus variable amounts based on various measures of practice operations in 1997, 1996 and 1995.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                               --------------------------
                                                                1997     1996      1995
                                                               ------   -------   -------

Medical Service Revenue                                        $7,760   $12,896   $14,646
Less Amounts Retained by Medical Groups                         2,045     3,061     2,403
                                                               ------   -------   -------

Revenues                                                       $5,715   $ 9,835   $12,243
                                                               ======   =======   =======

Management Services Agreements at year end                          3         1         2

In 1997, 74% of the Company's revenues were derived from one affiliated physician group, which was the only group that provided 10% or more of the revenues. This affiliated group was controlled 100% by William F. Donovan, M.D., a Company shareholder and a director until December 12, 1997. Effective November 30, 1997 the Company terminated its management services agreement with this group.

In 1996, 100% of the Company's revenues were derived from one affiliated physician group, which was controlled 100% by William F. Donovan, M.D. In 1995, 100% of the Company's revenues were derived from two affiliated physician groups which were controlled 100% by William F. Donovan, M.D.

For the years ended December 31, 1997, 1996 and 1995, the Company and affiliated physician groups derived approximately 46%, 41% and 47%, respectively, of their medical service revenue from services provided under workers' compensation programs and 16%, 20% and 15%, respectively, from contractual, fee-for-service arrangements with managed care programs and direct employer contracts and 16%, 16% and 12%, respectively, from personal injury claims subject to legal action, none of which aggregated more than 10% of medical service revenue. The remaining 22%, 23% and 26%, respectively, was derived from services provided under the Medicare and state Medicaid programs as well as various non-contracted fee-for-service payors. Capitation revenues were less than 1% of total revenue in 1997, 1996 and 1995. Changes in the payor reimbursement rates, particularly with respect to workers' compensation due to its concentration, can affect the affiliated physician practice's and, therefore, the Company's revenue. Receivables from workers' compensation programs are considered to have minimal credit risk and no other payor class comprised more than 10% of accounts receivable at December 31, 1997.

Under its management services agreements, receivables generated by affiliated physician groups from patient services are purchased by the Company at their net collectible value on a full recourse basis, therefore, the Company does not have an allowance for doubtful accounts. As a result, the Company's accounts receivable are a function of medical service revenue of the affiliated physician groups rather than the Company's revenue. Such receivables are recorded by the affiliated physician groups net of contractual adjustments and allowance for doubtful accounts and are not collateralized.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During 1997, the Company entered into long-term management services agreements with three orthopaedic medical groups on the effective dates indicated as follows: October 1, Merritt Orthopaedic Associates, P.C. of Bridgeport, Connecticut, total consideration of $4,092,000 including 423,917 shares of Common Stock to be issued with a value of $1,643,000; November 1, Westside Orthopaedic Clinic, P.C. of Marrero, Louisiana, total consideration of $3,670,000 including 142,000 shares of Common Stock issued with a value of $542,000; December 1, Lancaster Orthopaedic Group, Inc. of Lancaster, Pennsylvania, total consideration of $11,716,000 including 362,502 shares of Common Stock issued with a value of $1,762,000.

The consideration paid for the medical groups to enter into long-term management services agreements and for the non-medical assets of the medical groups, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes (i) the assumption by the Company of certain liabilities, (ii) the value of Common Stock issued, (iii) the estimated value of commitments by the Company to issue common stock at specified future dates, (iv) short-term obligations, (v) non-negotiable subordinated convertible promissory notes, and (vi) cash payments and related transaction costs.

Total consideration to effect the medical practice transactions described above is comprised of the following (in thousands):


                                                          1997
                                                        ---------
          Cash and transaction costs                     $12,879
          Short term, and subordinated notes               2,590
          Common stock issued and to be issued             3,947
          Liabilities assumed                                 62
                                                         -------
                                                          19,478
                                                         -------
          Book/tax basis difference - stock purchase       8,177
          Allocation to assets purchased                  (2,559)
                                                         -------
                                                          25,096
          Amortization                                       (78)
                                                         -------
          Management services agreements, net            $25,018
                                                         =======

NOTE 4 - INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                                          1997    1996
                                                         ------  -------
Credit facility                                          $        $2,061
Short term obligation                                     1,505
Non-negotiable subordinated convertible  note payable     1,085
Financing note payable                                      168
Other                                                        26       26
                                                         ------   ------
                                                          2,784    2,087
Less: current maturities                                  1,531    1,701
                                                         ------   ------
                                                         $1,253   $  386
                                                         ======   ======

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

In conjunction with the Series B Preferred Stock offering in December 1997, the Company repaid all outstanding indebtedness and terminated its borrowing relationship with its primary commercial bank. The Company is without a commercial credit facility and is currently in discussions with several institutions to secure additional financing.

Short Term Obligation

On October 1, 1997 the Company entered into a non-interest bearing promissory note maturing on January 5, 1998. The obligation is payable to a medical practice with which the Company entered into a long-term management agreement.

Non-negotiable Subordinated Convertible Notes Payable

The non-negotiable subordinated convertible promissory notes are payable to physicians with whom the Company entered into practice affiliation transactions. These notes pay simple interest at seven percent per annum. Payments of principal plus the amount of interest accrued to date on the outstanding principal are due at the second through sixth anniversaries of issuance. At each principal due date, the holder of the note may elect to receive payment in cash for both principal and interest or take payment in the form of Company common stock. If the holder elects to take payment in the form of Company common stock, the Company will issue approximately one-fifth of one share for each dollar of principal payment converted. If payment is taken in the form of Company stock, the accrued interest is waived by the holder.

If the Company fails to make payment under any of the notes, the respective physician group can terminate the related management services agreement for cause.

Maturities

Future principal maturities (in thousands) are $1,531 in 1998, $348 in 1999, $254 in 2000, $217 in 2001, $217 in 2002 and a total of $217 thereafter.


NOTE 5 - INCOME TAXES:

The Company's income tax (provision) benefit consists of the following (in thousands):

                            YEAR ENDED DECEMBER 31,
                             ---------------------
                             1997    1996    1995
                             -----   -----   -----
Federal:
 Current                     $ 719   $(539)  $  15
 Deferred                      259     251    (337)
State                         (114)   (136)    (53)
                             -----   -----   -----
                             $ 864   $(424)  $(375)
                             =====   =====   =====

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate to (loss) income before income taxes is as follows (in thousands):



                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997   1996    1995
                                                        -------  -----  -------
(Provision) benefit for income taxes
 at U.S. statutory rates                                $ 1,500  $(412) $  (304)
State income taxes, net of federal benefit                  (75)   (90)     (35)
Nondeductible expenses and other                            (52)    78      (36)
Valuation allowance                                        (509)
                                                         ------  -----  -------
                                                        $   864  $(424) $  (375)
                                                         ======  =====  =======

Deferred income taxes at December 31 are comprised of:

                                                                           1997      1996
                                                                        --------    -------
Deferred tax assets:
  Accrued expenses                                                      $           $   108
  Allowance for doubtful accounts                                                        45
  Depreciation                                                                 18        79
  Stock Option accruals                                                       227
  Other                                                                        70         7
                                                                          -------   -------
                                                                              315       239
                                                                          -------   -------
Deferred tax liabilities:
  Intangible assets, net of amortization                                   (8,170)
  Cash basis for certain revenues for tax reporting                                    (321)
                                                                          -------   -------
                                                                           (8,170)     (321)
                                                                          -------   -------
Net deferred tax liability                                                $(7,855)  $   (82)
                                                                          =======   =======

At December 31, 1997, the Company has a net operating loss carryforward of approximately $1,498,000 available for federal income tax purposes which expires in 2012. The net operating loss has resulted in a net deferred tax asset of $509,000. Because the Company has a recent history of losses, management has provided a valuation allowance in full for the net operating loss deferred tax asset.


NOTE 6 - STOCK OPTIONS

The Company's 1988 Stock Option Plan (1988 Plan) provides that employees may be granted options to purchase Common Stock. There are a total of 1,000,000 shares available for grant in the 1988 Plan. The 1988 Plan provides for the issuance of Incentive Stock Options ("ISO"), non-qualified stock options ("NQO") and Stock Appreciation Rights ("SAR"). Individual option vesting and related terms are determined by the Board of Directors; however, the 1988 Plan provides that ISOs may not be granted at less than fair market value and NQOs cannot be granted at less than 85% of fair market value as of the date of grant. As of December 31, 1997, options to purchase 495,250 shares of Common Stock were outstanding under the 1988 Plan at exercise prices of $2.50 to $5.25 per share, 226,750 were exercisable and no shares were available for future grant.

The Company's 1997 Long Term Incentive Plan (1997 Plan) provides that employees, Company directors and designated consultants may be granted options to purchase Common Stock. There are a total of 2,500,000 shares available for grant in the 1997 Plan. The 1997 Plan provides for the issuance of Incentive Stock

Options ("ISO"), non-qualified stock options ("NQO") and Stock Appreciation Rights ("SAR"). Individual option vesting and related terms are determined by the Board of Directors; however, the 1997 Plan provides that ISOs may not be granted at less than fair market value and NQOs cannot be granted at less than 85% of fair market value as of the date of the grant. All individual option grants vest over time or based on pre-determined performance targets. As of December 31, 1997, options to purchase 873,250 shares of Common Stock were outstanding at exercise prices of $5.13 to $8.38 per share, 66,000 were exercisable and 1,626,750 were available for future grant.

The following summarizes the activity for the 1988 and 1997 option plans:

                                                                     WEIGHTED AVERAGE
                                          SHARES                      EXERCISE PRICE
                                        ---------                   -----------------
Balance, December 31, 1994                240,000                           $3.73

         Granted                          141,750                           $2.56
         Expired or Forfeited             (40,000)                          $3.96
                                        ---------

Balance, December 31, 1995                341,750                           $3.22

         Granted                          265,000                           $3.49
         Exercised                           (666)                          $2.50
         Expired or Forfeited             (19,502)                          $3.71
                                        ---------

Balance, December 31, 1996                586,582                           $3.33

         Granted                        1,145,250                           $5.69
         Exercised                        (78,500)                          $3.81
         Expired or Forfeited            (284,832)                          $4.62
                                        ---------

Balance, December 31, 1997              1,368,500                           $4.99
                                        =========

Exercisable                               292,750                           $3.50
                                        =========

Available for Future Grant              1,626,750
                                        =========




                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -------------------------------------------------  ------------------------------
  RANGE OF             NUMBER     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
  EXERCISE          OUTSTANDING     REMAINING           EXERCISE      EXERCISABLE      EXERCISE
   PRICES            AT 12/31/97  CONTRACTUAL LIFE        PRICE        AT 12/31/97       PRICE
------------------  -----------  ----------------   ----------------  -----------  ----------------
$2.50 and under         116,250     7.09 years                 $2.50      116,250             $2.50
$2.51 - $5.00           367,500     7.94 years                 $3.50      104,500             $3.44
$5.01 - $7.50           654,250     9.45 years                 $5.17       70,000             $5.13
$7.51 +                 230,500     9.83 years                 $8.10        2,000             $8.25


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. Had compensation cost for the Company's stock option plan been determined based on the fair market value at grant for awards in 1997,

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:




                                                                 YEAR ENDED DECEMBER 31,
                                                                  ----------------------
                                                                   1997      1996   1995
                                                                  -----     -----   ----

Net (loss) income - as reported (in thousands)                    $(3,441)  $ 787  $ 518
Net (loss) income - pro forma (in thousands)                      $(3,685)  $ 783  $ 406


Earnings per share - as reported:
   Basic                                                          $ (2.43)  $ .12  $ .10
   Diluted                                                        $ (2.43)  $ .12  $ .10

Earnings per share - pro forma:
   Basic                                                          $ (2.48)  $ .12  $ .07
   Diluted                                                        $ (2.48)  $ .12  $ .07


Options granted in 1997, 1996 and 1995 had weighted average fair values of $2.89, $1.95 and $1.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                              1997      1996      1995
                                            --------  --------  --------

         Expected dividend yield                  0%        0%        0%
         Expected stock price volatility         46%       44%       35%
         Expected life                        5 years    7 years   7 years
         Risk-free interest rate                5.7%      6.3%      7.5%


NOTE 7 - STOCKHOLDER'S EQUITY

As of December 31, 1997, the Company's authorized capital stock consisted of (i) 50,000,000 shares of Common Stock, $.001 par value, of which (a) 5,885,876 shares were issued, (b) 423,917 shares were to be issued in conjunction with a medical practice transaction, (c) 13,833 shares were held in treasury, and (d) 5,872,043 shares were outstanding; and (ii) 10,000,000 shares of Preferred Stock, $.01 par value, of which (a) a series of 26,000 shares of the Company's Series A Preferred Stock, $.01 par value, has been designated and authorized, and of which 25,226 shares are issued and outstanding and (b) a series of 400,000 shares of the Company's Series B Preferred Stock, $.01 par value, has been designated and authorized, and of which 251,170 shares are issued and outstanding.

Holders of Common Stock are entitled to one vote per share in the election of five of eight of the Company's directors and on all other matters submitted to a vote at a meeting of shareholders. The holders of the Company's Series B Preferred Stock have certain exclusive rights regarding the election of three of the Company's eight directors. The Company has designated 26,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock (the "Series A Preferred") provides for quarterly, cumulative dividends that accrue at the rate of (i) $8.00 per share of stock per annum for the period beginning on the date of issuance and ending on June 30, 2001; (ii) $10.00 per share per annum for the period beginning July 1, 2001 and ending on June 30, 2002; (iii) $12.00 per share per annum for the period beginning July 1, 2002 and ending on June 30, 2003, and (iv) $16.00 per share per annum after July 1, 2003, and shall be first payable on June 30, 1999 (subject to certain extensions).

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Payment of such dividends shall be in preference and priority to any dividends paid to holders of the Common Stock and on parity with the holders of the Series B Preferred Stock (the "Series B Preferred"). The Series A Preferred is convertible into shares of Common Stock at a rate equal to that amount to be received for each share of Series A Preferred in liquidation ($100 per share plus accrued but unpaid dividends) divided by a factor of $3.50 (subject to adjustment). Each holder of the Series A Preferred is entitled to voting rights with respect to any matters put before the Company's stockholders, in an amount of votes equal to the number of whole shares into which the shares of Series A Preferred are convertible at the time of such vote. In addition, the consent of the holders of two-thirds of the Series A Preferred, voting as a class, is necessary for the Company to sell all or substantially all of its assets or effect any merger, consolidation or share exchange. If shares of the Series A Preferred are outstanding after June 30, 2001, the Company's board of directors shall be increased by one, and the holders of such shares, voting as a separate series, shall be entitled to elect a director to fill such newly created directorship. Upon the liquidation of the Company, the holders of the Series A Preferred and Series B Preferred are entitled to receive liquidation proceeds in an amount equal to $100 per share plus any accrued and unpaid dividends, on a parity basis, prior to any distributions being made to the holders of any other class of the Company's stock.

The Company has designated 400,000 shares of Preferred Stock as Series B Preferred of which 250,000 shares were issued on December 12, 1997. The Series B Preferred provides for quarterly, cumulative dividends that accrue at the rate of $9.00 per share (subject to adjustment) per annum. Payment of such dividends shall be in preference and priority to any dividends paid to holders of the Common Stock and on parity with the holders of the Series A Preferred. At the option of the Company, such dividends may be paid by the Company with additional shares of the Series B Preferred. The Series B Preferred is convertible, initially, into 4,166,167 shares of Common Stock at a rate equal to that amount to be received for each share of Series B Preferred in liquidation ($100 per share plus accrued but unpaid dividends) divided by a factor of $6.00 (subject to adjustment). The holders of the Series B Preferred may convert the Series B Preferred to Common Stock at the then established conversion rate at any time. The Company may force the holders of the Series B Preferred to convert to Common Stock at the then established conversion rate at any time after the fifth anniversary of the issuance of the Series B Preferred. Except with respect to the election of directors, each holder of the Series B Preferred is entitled to voting rights with respect to any matters put before the Company's stockholders, in an amount of votes equal to the number of whole shares into which the shares of Series B Preferred are convertible at the time of such vote. The holders of the Series B Preferred, acting as a class, have the exclusive right to elect three of the Company's eight directors, but do not vote on an "as converted" basis in the election of the remaining five directors. Upon a breach by the Company of certain financial covenants, the holders of the Series B Preferred, acting as a class, can elect a majority of the directors of the Company. In addition, the consent of the holders of a majority of the Series B Preferred, voting as a class, is necessary for the Company to (i) make or commit any capital expenditures (a) exceeding $1.0 million for purposes other than the affiliation with physician practice groups and (b) exceeding $10.0 million in total consideration for an affiliation with any physician practice group, (ii) make any change in the capital structure of the Company (including debt financings), or (iii) merge or consolidate with or into or transfer all or substantially all of its assets to any person or entity. A majority of the holders of the Series B Preferred, acting as a class, have the right to designate two of the three members of the Company's Acquisitions and Budget Committee of the Board of Directors, which committee controls the Company's investments in affiliation agreements with physician practices and other entities. The Company has also agreed to maintain certain financial ratio covenants in conjunction with the Series B Preferred. Upon the liquidation of the Company, the holders of the Series A Preferred and Series B Preferred are entitled to receive liquidation proceeds in an amount equal to $100 per share plus any accrued and unpaid dividends, on a parity basis, prior to any distributions being made to the holders of any other class of the Company's stock.

In conjunction with the issuance of the Series B Preferred, the Company also issued contingent warrants ("Warrants") giving the holders of the Warrants the right to acquire five million shares ("Warrant Shares") of the Company's Common Stock at $8.00 per share (the "Conversion Price"). However, the right to exercise the Warrants shall vest only if the Company fails to achieve certain financial performance objectives set forth in the

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warrant Agreement. Both the number of Warrant Shares to be issued and the Conversion Price are subject to adjustment. Except as provided below, the Warrants do not vest and are not exercisable until June 30, 2000. If the Company achieves all financial performance objectives set forth in the Warrant Agreement, the Warrants expire unexercised on June 30, 2000. If the Company achieves a portion, but not all of the financial performance objectives set forth in the Warrant Agreement, a portion of the Warrants will become vested. If the Company fails to achieve any of the financial performance objectives set forth in the Warrant Agreement, all Warrants will become vested. Vested Warrants may be exercised at any time until June 30, 2005, at which time all vested but unexercised Warrants will expire. Other provisions of the Warrant notwithstanding, the Warrant shall become exercisable immediately upon (i) the acquisition of 35% or more of the outstanding Common Stock (other than through a merger, consolidation or business combination with another physician practice management company approved by the holders of the Warrants), (ii) a majority change in the Board of Directors over a 12 month period, (iii) a merger, consolidation, or other similar transaction with another entity in which the Company is not the surviving entity or in which the Company's shareholders do not own a majority of the shares in the combined entity, or (iv) a sale of all or substantially all of the Company's assets.

The Series B Preferred Stock was issued with an initial conversion price of $6.00 per share. The market value of the Company's common stock on the date of issuance of the Series B Preferred Stock was $8.00 per share. The $2.00 per share difference ($8,333,334) was recorded as a one-time, non-cash dividend on the Series B Preferred Stock. The Warrants were valued by an independent appraiser at $1,000,000, which amount was also recorded as a one-time, non-cash dividend on the Series B Preferred Stock. These two charges were recorded as reductions to retained earnings and increases to additional paid in capital.

Certain of the provisions of the Series B Preferred Stock and the Warrants described above were subject to shareholder approval when issued. On February 11, 1998, the Company held a Special Meeting of Shareholders to consider the approval of these provisions. All provisions were approved by an affirmative vote of 85% of the voting securities of the Company eligible to vote on the matter and represented at the meeting in person or by proxy.

As of December 1997, non-employee options to purchase 97,750 shares of Common Stock were outstanding at exercise prices of $2.75 to $5.00 per share of which 95,587 were vested.

In February 1989, the Company issued warrants to purchase 100,000 shares of common stock each to Jose E. Kauachi, then the Company's Chairman of the Board and Chief Executive Officer ("Kauachi") and William F. Donovan, M.D., ("Donovan") then a member of the Board. These warrants were issued as compensation for services rendered and for Kauachi's and Donovan's personal guarantee of corporate debt and other obligations. The warrant exercise price was $1.75 per share and was originally exercisable through February 22, 1994. By amendments effective in February 1994 and 1995, the expiration dates of the warrants were extended to February 22, 1999 and the exercise price was adjusted to the then market value of $2.125 per share.


NOTE 8 - LOSS (GAIN) FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

During 1997, the Company, in its continued strategic effort to restructure its operations towards a single focus equity model musculoskeletal-related physician practice management company, terminated its management agreement with a Houston, Texas based musculoskeletal-related healthcare delivery system. Also in 1997, the Company and the musculoskeletal-related healthcare delivery system jointly closed a physical therapy center and a magnetic resonance imaging center, and terminated a facility management contract with a Houston hospital. Related to this termination, the Company also assumed the operation of two work hardening facilities for its own account. During 1996, the Company divested its interests in eight occupational medicine

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

centers, four physical and medical therapy centers associated with the occupational medicine centers, seven mobile health testing units operated in conjunction with the occupational medicine programs in Houston, Texas and Little Rock, Arkansas, and one magnetic resonance imaging ("MRI") center in Little Rock, Arkansas.

The results of these actions are set forth in the table below (in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                          1997      1996
                                                                                     ------------  ---------

         Loss on sale of Little Rock MRI subsidiary                                   $             $   104
         Gain from sale of Occupational Medicine ("OccMed") Operations                               (3,272)
         Change in estimated cost related to the OccMed Operations                           (672)
         Write-off of note receivable due to Houston group termination                        548
         Write-down of Houston MRI to realizable value                                        175
         Gain from sale of assets and other                                                   (42)
                                                                                        ---------   -------
           (Loss) gain  from divestitures and discontinued operations                   $       9   $(3,168)
                                                                                        =========   =======

NOTE 9 - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma information assumes that (i) the sale of the occupational medicine business and the Little Rock MRI subsidiary, (ii) the termination of the management agreement with the Houston, Texas based musculoskeletal-related healthcare delivery system, (iii) the closing of a physical therapy center and a magnetic resonance imaging center, (iv) the termination of a facility management contract with a Houston hospital, (v) the assumption of operations of two work hardening facilities, and (vi) the three medical practice affiliation transactions occurred on January 1, 1996. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the sale had occurred at these earlier dates or of results which may occur in the future.

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                              1997       1996
                                                       --------------  --------

         Revenues (in thousands)                             $ 9,878    $8,796
         Net (loss) income (in thousands)                     (1,660)       27
         Earnings per common share:
           Basic                                             $ (2.10)   $ (.02)
           Diluted                                           $ (2.10)   $ (.02)

The following unaudited pro forma information assumes that the sale of the occupational medicine business, and the Little Rock MRI subsidiary occurred on January 1, 1995. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the sale had occurred at these earlier dates or of results which may occur in the future.


                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------
                                                        1996       1995
                                                   ----------------------

         Revenues (in thousands)                        $6,460   $6,847
         Net Income (in thousands)                       1,238      804
         Earnings per common share:
           Basic                                        $  .20   $  .15
           Diluted                                      $  .20   $  .15

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASES

The Company leases offices space, clinic facilities and certain equipment under noncancelable operating and capital leases expiring through the year 2011.

The following is an analysis of the leased property under capital leases by major classes (in thousands):


                                             DECEMBER  31,
                                            ---------------
                                             1997     1996
                                            -------  ------
         CLASSES OF PROPERTY
         -------------------
         Computer Software                   $ 139   $
         Furniture & Fixtures                  236
         Office Equipment                      109      60
                                             -----   -----
         Less:  Accumulated amortization       (44)    (15)
                                             -----   -----
                                             $ 440  $   45
                                             =====   =====


The following is a schedule by years of future minimum lease payments under operating and capital leases together with the present value of the net minimum capital lease payments as of December 31, 1997 (in thousands):

                                                            CAPITAL   OPERATING
                                                            --------  ---------
Year ending December 31:
         1998                                                  $131      $  818
         1999                                                   125         742
         2000                                                    89         660
         2001                                                    75         637
         2002                                                    60         600
         Years after 2002                                                 3,518
                                                             ------      ------
Total minimum lease payments                                    480      $6,975
                                                                         ======

Less:  Amount representing estimated executory costs
(such as taxes, maintenance, and insurance) including
profit thereon, included in total minimum lease payments        (38)
                                                               ----

Net minimum lease payments                                      442
Less:  Amount representing interest                             (89)
                                                               ----

Present value of net minimum lease payments                    $353
                                                               ====

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the composition of total future, undiscounted rental expense for all operating leases except those with terms of a month or less that were not renewed (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                                     1997
                                                                ------------
         Minimum rentals                                        $      8,905
         Less:  Sublease rentals                                      (1,930)
                                                                   ---------
         Total                                                  $      6,975
                                                                   =========

Rent expense for all noncancellable operating leases amounted to $764,201 in 1997, $1,060,934 in 1996 and $1,128,783 in 1995.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company and its affiliated medical groups maintain professional liability insurance with respect to medical malpractice risks on a claims-made basis in amounts believed to be customary and adequate. In conjunction with the termination of its management agreement with the Houston musculoskeletal related healthcare delivery system, the Company purchased an unlimited extended reporting period endorsement ("tail coverage") for itself and all Houston, Texas based medical and ancillary services which had been under its management through November 30, 1997. Management is not aware of any outstanding claims or unasserted claims likely to be asserted against it or its affiliated medical groups which would have a material impact on the Company's financial position or results of operation.


NOTE 12 - RELATED PARTY TRANSACTIONS

In December 1997, IOI expanded its board of directors to eight seats and Jose E. Kauachi (Chairman of the Board of Directors and a significant shareholder) resigned as Chief Executive Officer and was elected Non-executive Chairman of the Board of Directors. Mr. Kauachi agreed to the termination of his employment agreement with the Company and accepted a three-year consulting contract with IOI. Subsequently, the Company and Mr. Kauachi agreed to an early termination of the consulting contract and the Company paid Mr. Kauachi a discounted amount of $966,000 in cash. Mr. Kauachi also agreed to reduce to December 31, 1999 the time in which to exercise options to purchase 50,000 shares of IOI common stock that were available to him until February 2, 2005 as an employee. The Company recorded a non-cash charge to consulting expense and an offsetting increase in additional paid in capital of $281,250 in conjunction with this modification.

The Company, either directly or through an affiliated medical group, paid William F. Donovan, M.D., a Company director, and Northshore Orthopedics Assoc. ("NSO"), a professional corporation owned by Dr. Donovan, $668,042 in 1997, $728,731 in 1996 and $504,878 in 1995 for Dr. Donovan's professional medical services to patients of an affiliated medical group, medical director's fees, equipment and leasehold rentals, and contracted services. Effective December 1, 1997 the Company terminated its management services agreement with this affiliated medical group. In terminating this agreement, the Company incurred charges of $548,000 to reduce a note receivable from NSO to its estimated realizable value.

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1996, the Company converted a $2,522,603 loan with Chartwell Capital Investors (Chartwell) into 25,226 shares of cumulative, convertible preferred stock. In addition, Chartwell received $48,501 in 1997 and $30,215 in 1996 in management fees relating to investment consultations.

From September 1992 until October 1996, the Company leased several office suites used for clinic and administrative functions at prevailing market rates from Pacati, Inc., a company which is jointly owned by Mr. Kauachi and Dr. Donovan. The leases were canceled in October, 1996, as a result of Pacati, Inc.'s sale of the property to an unrelated party. The Company paid Pacati, Inc. $160,623 in 1996 and $210,099 in 1995 under the rental arrangements.


NOTE 13 - SUBSEQUENT EVENTS

As of March 1, 1998, the Company has entered into a long-term management services agreement with an orthopaedic group located in Longmont, Colorado in exchange for consideration of $4,577,000 including 139,693 shares of Common Stock with a value of $679,000 issued at closing and 30,001 shares of Common Stock to be issued on the fifth anniversary of the transaction with a value of $78,000.


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

                         INTEGRATED ORTHOPAEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index to Exhibits

EXHIBIT NO.                      EXHIBIT TITLE                                                   FILED AS
-----------                      --------------------------------------------------------------  -----------------
2.1                              Stock and Asset Purchase Agreement dated December 31, 1996 among OccuCenters, Inc.., Occupational Health Centers of the
                                 Southwest, P.A. and DRCA Medical Corporation, William F.
                                 Donovan, M.D., PhysiCare, L.L.P., and DRCA Houston
                                 Clinics, Inc.                                                          /16/Exhibit 2.1

2.2                              Stock Purchase Agreement by and among Integrated
                                 Orthopaedics, Inc., Jack L. Winters, M.D., A.G. Kleinschmidt, Jr.,
                                 M.D., Joseph J. Frensilli, M.D., Robert A. Fleming, Jr., M.D.
                                 Chris J. DiGrado, M.D., and Ralph P. Katz, M.D. dated
                                 November 12, 1997                                                      /22/Exhibit  1

2.3                              Stock Purchase Agreement by and among Integrated
                                 Orthopaedics, Inc., Wayne Conrad, MD, J. Paul Lyet, MD,
                                 Timothy Tymon, MD, Raymond Peart, MD,, I. Stanley Porter,
                                 MD, Gary Zartman, MD, and Mark K. Perezous, MD dated
                                 December 15, 1997.                                                     /24/Exhibit 99.01

3.1                              Articles of Incorporation of the Company, as
                                 amended to date.                                                       /18/Exhibit

3.2                              Bylaws of the Company, as amended to date.                             /25/Same

4.1                              Certificate of Designation and Determination of rights and
                                 Preferences of Cumulative Convertible Preferred Stock,
                                 Series A of the Company                                                /23/Exhibit 4.01

4.2                              Certificate of Designation, Rights and Preferences of Series B
                                 Convertible, Non-Redeemable Preferred Stock of the
                                 Company                                                                /23/Exhibit 4.02

4.3                              Warrant Agreement dated as of December 12, 1997, by and
                                 Among the Company, FW Integrated Orthopaedics Investors, L.P.
                                 and FW Integrated Orthopaedics Investors II, L.P.                      /23/Exhibit 4.03

4.4                              Warrant Certificate dated December 12, 1997, issued to
                                 FW Integrated Orthopaedics Investors, L.P.                             /23/Exhibit 4.04

4.5                              Warrant Certificate dated December 12, 1997, issued to
                                 FW Integrated Orthopaedics Investors II, L.P.                          /23/Exhibit 4.05



EXHIBIT NO.                      EXHIBIT TITLE                                                   FILED AS
-----------                      --------------------------------------------------------------  -----------------
4.6                              Specimen of Common Stock Certificate, $.001
                                 par value, of the Company.                                       /1/Exhibit 4.1

4.7                              Warrant Agreement between the Company and
                                 Jose E. Kauachi dated February 23, 1989.                         /3/Exhibit 4.3*

4.8                              Warrant Agreement extension between the Company
                                 and Jose E. Kauachi dated February 22, 1994.                   /11/Exhibit 4.3*

4.9                              Warrant Agreement Amendment between the Company
                                 and Jose E. Kauachi dated November 21, 1994 and
                                 effective February 22, 1994                                    /12/Exhibit 4.4*

4.10                             Warrant Agreement between the Company and
                                 William F. Donovan, M.D. dated February 23, 1989.              /3/Exhibit 4.5*

4.11                             Warrant Agreement extension between the Company
                                 and William F. Donovan, M.D. dated February 22, 1994.          /11/Exhibit 4.5*

4.12                             Warrant Agreement Amendment between the Company
                                 and William F. Donovan, M.D. dated November 21, 1994
                                 and effective February 22, 1994.                               /12/Exhibit 4.7*

4.13                             Second Warrant Agreement Amendment dated February 2,
                                 1995 between the Company and Jose E. Kauachi                   /12/Exhibit 4.11*

4.14                             Second Warrant Agreement Amendment dated February 2,
                                 1995 between the Company and William F. Donovan, M.D.          /12/Exhibit 4.12*

10.1                             Guaranty Agreement dated effective January 3, 1992
                                 by the Company for the benefit of Medi-Stat, Inc.              /2/Exhibit 10.39

10.2                             1988 Stock Option Plan of Doctors Rehabilitation
                                 Corporation of America.                                        /4/Exhibit 10.1*

10.3                             Amendment of 1988 Stock Option Plan                            /10/Exhibit 10.2*

10.4                             Stock Option Agreement dated September 1, 1992 between
                                 Ray Bishop and the Company                                     /9/Exhibit 10.35

10.5                             Administrative Services Agreement between DRCA Houston
                                 Clinics, Inc. and the Company dated effective
                                 August 1, 1993.                                                /11/Exhibit 10.57

10.6                             Incentive Stock Option Agreement between the Company and
                                 William F. Donovan, M.D. dated February 2, 1995                /12/Exhibit 10.85*

10.7                             Executive Employment Agreement between the Company and
                                 Jefferson R. Casey dated January 22, 1995                      /12/Exhibit 10.91*





EXHIBIT NO.                      EXHIBIT TITLE                                                  FILED AS
-----------                      ----------------------------------------------------           ---------
10.8                             Investment Agreement by and between the Company and
                                 Chartwell Capital Investors, L.P. dated April 12, 1996         /16/Exhibit 10.50

10.9                             Option Agreement between the Company and Thomas M.
                                 Conner dated April 11, 1996                                    /16/Exhibit 10.51

10.10                            Option Agreement between the Company and Victor M.
                                 Rivera, M.D. dated April 11, 1996                              /16/Exhibit 10.52

10.11                            Executive Employment Agreement between the Company and
                                 Jose E. Kauachi dated November 15, 1997                        /25/Same

10.12                            Termination of Employment Agreement between the Company
                                 and Jose Kauachi dated December 12, 1997.                      /25/Same

10.13                            Consulting Agreement between the Company and John B.
                                 McGinty, M.D. dated October 6, 1997                            /25/Same

10.14                            Consulting Agreement between the Company and Jose E.
                                 Kauachi dated December 12, 1997.                               /25/Same

10.15                            Termination and Release Agreement between the Company
                                 and Jose E. Kauachi dated December 31, 1997                    /25/Same

10.16                            Integrated Orthopaedics, Inc.'s 1997 Long Term Incentive
                                 Plan                                                           /25/Same

10.17                            Loan Agreement dated July 1, 1997 by and between the
                                 Company and Wells Fargo Bank (Texas) N.A.                      /20/Exhibit 10.35

10.18                            Employment Agreement between the Company and
                                 Alex Lukianov dated effective April 21, 1997.                  /19/Exhibit 10.33

10.19                            Employment Agreement between the Company and
                                 G. Rogan Fry dated effective April 21, 1997.                   /19/Exhibit 10.34

10.20                            Executive Employment Agreement between the Company
                                 and Ronald E. Pierce dated December 12, 1997.                  /25/Same

10.21                            Employment Contract between the Company and Kerry
                                 N. Lowery dated September 30, 1997.                            /25/Same

10.22                            Securities Purchase Agreement dated as of December 12, 1997 by and among the Company, FW Integrated Orthopaedics
                                 Investors, L.P., FW Integrated Orthopaedics Investors II, L.P.
                                 and certain other signatories                                  /23/Exhibit 99.01

10.23                            Registration Rights Agreement dated as of December 12, 1997, by and among the Company, FW Integrated Orthopaedics
                                 Investors, L.P. and FW Integrated
                                 Orthopaedics Investors II, L.P.                                /23/Exhibit 99.02



EXHIBIT NO.                     EXHIBIT TITLE                                                   FILED AS
-----------                     --------------                                                  --------

10.24                           Termination Agreement dated as of November 30, 1997, by and among the Company, IOI Management Services of Houston, Inc.,
                                PhysiCare, L.L.P., WIlliam F. Donovan, M.D., Northshore
                                Orthopedics Assoc. and Ocupational Medicine Associates
                                of Houston, P.A.                                                /23/Exhibit 99.03

10.25                            Donovan Termination Agreement dated as of December 12, 1997, by and among PhysiCare, L.L.P., William F. Donovan, MD.,
                                 Northshore Orthopedics Assoc. and Occupational Medicine
                                 Associates of Houston, P.A.                                    /23/Exhibit 99.04

10.26                            Management Services Agreement effective September 22, 1997
                                 Among Integrated Orthopaedics, Inc., IOI Management Services
                                 of Connecticut, Inc., Merritt Orthopaedic Associates, P.C.,
                                 Patrick J. Carolan, M.D., and Mark E. Wilchinsky, M.D.         /21/Exhibit 1

10.27                            Agreement to Change Effective Date from September 22, 1997 to October 1, 1997, effective September 29, 1997 among
                                 Integrated Orthopaedics, Inc., IOI Management Services of
                                 Connecticut, Inc., Merritt Orthopaedic Associates, P.C.,
                                 Patrick J. Carolan, M.D., Mark E. Wilchinsky, M.D., Beverly
                                 Carolan, M.D., and Girard J. Girasole, M.D.                    /21/Exhibit 2

11                               Calculations for Primary and Fully Diluted earnings per
                                 share                                                          /25/Same

21                               Subsidiaries of the Company.                                   /25/Same

23                               Consent of Independent Accountant to incorporation
                                 by reference of their report contained
                                 in this Report on Form 10-KSB into the Company's
                                 Registration Statement on Form S-8, Registration
                                 No. 33-42624, filed with the Securities and Exchange
                                 Commission on September 6, 1991                                /25/Same

27                               Financial Data Schedule.                                       /25/Same



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

/12/Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1995 (under the exhibit number indicated in the column titled "Filed As").

/13/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/95 dated August 11, 1995 (under the exhibit number indicated in the column titled "Filed As").

/14/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/96 dated May 14, 1996(under the exhibit number indicated in the column titled "Filed As").

/15/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/96 dated August 11, 1996 (under the exhibit number indicated in the column titled "Filed As").

/16/Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 1996 (under the exhibit number indicated in the column titled "Filed As").

/17/Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1996 (under the exhibit number indicated in the column titled "Filed As").

/18/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/97 dated May 15, 1997 (under the exhibit number indicated in the column titled "Filed As").

/19/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/97 dated August 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

/20/Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/97 dated November 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

/21/Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1997 (under the exhibit number indicated in the column titled "Filed As").

/22/Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

/23/Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

/24/Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 1997 (under the exhibit number indicated in the column titled "Filed As").

/25/Filed herewith

* Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

1. The Company filed a report on Form 8-K on December 29, 1997 with respect to the Securities Purchase Agreement dated December 12, 1997 by and among the Company, FW Integrated Orthopaedics Investors, L.P. and FW Integrated Orthopaedics Investors II, L.P.

2. The Company filed a report on Form 8-K on November 26, 1997 with respect to the Stock Purchase Agreement dated November 12, 1997 by and among the Company, Jack L. Winters, M.D., A.G. Kleinschmidt Jr., M.D., Jose J. Frensilli, M.D., Robert A. Fleming Jr., M.D., Chris J. DiGrado, M..D., and Ralph P. Katz.

3. The Company filed a report on Form 8-K and Form 8-K/A on October 15, 1997 and December 15, 1997 , respectively, dated October 1, 1997 with respect to the Management Services Agreement effective September 22,2 1997 by and among the Company, IOI Management Services of Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick J. Carolan, M.D., and Mark E. Wilchinsky, M.D.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTEGRATED ORTHOPAEDICS, INC.


                              By: /s/ Ronald E. Pierce
                                 --------------------------------
                                 RONALD E. PIERCE
                                 President and Chief Executive Officer

                              Dated:  March 27, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                     Title                                   Date
---------                                     -----                                   ----
By: /s/ Jose E. Kauchi              Non-executive Chairman of the Board           March 27, 1998
   ----------------------------
        JOSE E. KAUACHI


By: /s/ Ronald E. Pierce            President, Chief Executive                    March 27, 1998
   ----------------------------     Officer and Director
        RONALD E. PIERCE


By: /s/ Jefferson R. Casey          Senior Vice President, Treasurer              March 27, 1998
   ----------------------------     (Principal Financial & Accounting
        JEFFERSON R. CASEY          Officer), and Secretary


By: /s/ John B. McGinty, M.d.       Director                                      March 27, 1998
  -----------------------------
        JOHN B. McGINTY, M.D.


By: /s/ Clifford R. Hinkle          Director                                      March 27, 1998
   ----------------------------
        CLIFFORD R. HINKLE


By: /s/ J. Taylor Crandall          Director                                      March 27, 1998
   ----------------------------
        J. TAYLOR CRANDALL


By: /s/ Mark A. Wolfson             Director                                      March 27, 1998
   ----------------------------
        MARK A. WOLFSON


By: /s/ Scott J. Hancock            Director                                      March 27, 1998
   ----------------------------
        SCOTT J. HANCOCK
