Form 10QSB
period 1998-03-31
INTEGRATED ORTHOPEDICS INC
filed 1998-05-14
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ________________________________

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.


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

                5858 Westheimer, Suite 500, Houston, Texas 77057
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 225-5464
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days:
YES [X]   NO [_]

As of March 31, 1998, 6,436,153 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES [_]     NO [X]

                         INTEGRATED ORTHOPAEDICS, INC.
                                  FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

                                     INDEX


                                                                           PAGE
                                                                            NO.
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets--
                 March 31, 1998 and December 31, 1997...................     1

                 Consolidated Statements of Operations--
                 Three Months ended March 31, 1998 and 1997.............     2

                 Consolidated Statements of Changes in
                 Stockholders' Equity--
                 Three months ended March 31, 1998......................     3

                 Condensed Consolidated Statements of Cash Flows--
                 Three months ended March 31, 1998 and 1997.............     4

                 Notes to Condensed Consolidated Financial Statements...     5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........     9

PART II. OTHER INFORMATION..............................................    11

SIGNATURES..............................................................    14

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                ASSETS                                  MARCH 31,     DECEMBER 31,
                ------                                    1998           1997
                                                       -----------   -------------
                                                       (UNAUDITED)
Current Assets:
 Cash and cash equivalents                                $ 9,906         $16,642
 Accounts receivable, net                                   3,595           2,956
 Other current assets                                       1,736           1,749
                                                          -------         -------
   Total Current Assets                                    15,237          21,347
                                                          -------         -------
Property and Equipment                                      5,167           4,344
Less  - Accumulated depreciation and amortization          (3,285)         (2,815)
                                                          -------         -------
   Net Property and Equipment                               1,882           1,529
                                                          -------         -------
Management Services Agreements, Net                        30,808          25,018
Other Assets                                                  261             258
                                                          -------         -------
   TOTAL ASSETS                                           $48,188         $48,152
                                                          =======         =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
 Accounts payable                                         $   512         $   565
 Accrued liabilities                                        2,644           3,155
 Current maturities of notes payable and
   capital lease obligations                                   99           1,618
                                                          -------         -------
   Total Current Liabilities                                3,255           5,338
                                                          -------         -------
Long-term Debt                                              1,344           1,519

Other Long Term Liabilities                                    70               -

Deferred Income Taxes                                      10,077           7,873
                                                          -------         -------
   Total Liabilities                                       14,746          14,730
                                                          -------         -------

Stockholders' Equity:
 Preferred stock                                                3               3
 Common stock                                                   7               6
 Additional paid-in capital                                44,675          41,803
 Common stock to be issued                                     78           1,643
 Accumulated deficit                                      (11,321)        (10,033)
                                                          -------         -------
   Total Stockholders' Equity                              33,442          33,422
                                                          -------         -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $48,188         $48,152
                                                          =======         =======


        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        MARCH 31,  MARCH 31,
                                                          1998       1997
                                                        ---------  ---------
Revenues                                                  $2,638     $  913
                                                          ------     ------
Costs and expenses:
 Practice compensation and benefits                          929        599
 Other direct costs                                          877        345
 General and administrative                                1,415        728
 Depreciation and amortization                               247         83
 Gain from divestitures and discontinued operations            -       (415)
                                                          ------     ------
                                                           3,468      1,340
                                                          ------     ------
Loss from Operations                                        (830)      (427)

Interest income                                              180        102
Interest expense                                             (31)       (19)
                                                          ------     ------
Loss Before Income Tax Benefit                              (681)      (344)

Income Tax Benefit                                             -        131
                                                          ------     ------
Net Loss                                                  $ (681)    $ (213)
                                                          ======     ======
Loss per common share:
   Basic                                                  $(0.20)    $(0.05)
                                                          ======     ======
   Diluted                                                $(0.20)    $(0.05)
                                                          ======     ======
Weighted average common shares outstanding                 6,336      5,287
                                                          ======     ======


         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              COMMON
                                    SHARES            AMOUNT        ADDITIONAL                 STOCK
                               ---------------   ----------------    PAID IN   ACCUMULATED     TO BE
                               COMMON PREFERRED  COMMON PREFERRED    CAPITAL     DEFICIT      ISSUED      TOTAL
                               ------ ---------  ------ ---------   ---------- -----------    ------      -----
Balance -
 December 31, 1997             5,886     276       $ 6     $ 3       $41,803   $(10,033)     $ 1,643    $33,422

Dividends - Preferred
 Stock - Series A                                                                   (50)                    (50)

Dividends - Preferred
 Stock - Series B                          6                             557       (557)                      -

Issuance of shares in
 medical practice
 transaction                     139                                     679                      78        757

Delivery of common stock
 to be issued                    424                 1                 1,642                  (1,643)         -

Exercise of stock options
 and other                         1                                      (6)                                (6)

Net loss                                                                           (681)                   (681)
                               -----     ---       ---     ---       -------   --------      -------    -------
Balance -
 March 31, 1998                6,450     282       $ 7     $ 3       $44,675   $(11,321)     $    78    $33,442
                               =====     ===       ===     ===       =======   ========      =======    =======


         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                   1998            1997
                                                              --------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (681)        $  (213)
  Non-cash expenses and changes in
    operating assets and liabilities                                 (819)         (1,652)
                                                                  -------         -------
  Net cash used in operating activities                            (1,500)         (1,865)
                                                                  -------         -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net payments in medical practice transaction                     (3,602)              -
  Purchase of property and equipment, net                            (215)           (123)
  Proceed from sale of marketable securities                          111               -
  Collection on note receivable                                        52               -
                                                                  -------         -------
  Net cash used in investing activities                            (3,654)           (123)
                                                                  -------         -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank borrowings                                           -          (1,400)
  Payments on note payable and capital lease obligations           (1,582)            (74)
                                                                  -------         -------
    Net cash used in financing activities                          (1,582)         (1,474)
                                                                  -------         -------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                           (6,736)         (3,462)
 CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                16,642          10,177
                                                                  -------         -------
  END OF QUARTER                                                  $ 9,906         $ 6,715
                                                                  -------         -------
 SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                   $    11         $    19
  Income taxes paid, net of refunds                                   135             837

 NON CASH TRANSACTIONS AND OTHERS:
  Details of medical practice transaction -
     Liabilities assumed                                              (20)              -
     Deferred tax liability for book and tax basis difference      (2,204)              -
     Common stock and additional paid in capital
         issued and to be issued                                     (757)              -
  Others-
     Dividends accrued on Series A & B preferred stock                607              50
     Equipment acquired under capital leases                            -              49


           The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

 ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI"" or the "Company") is a physician practice management ("PPM") company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. As of March 31, 1998, the Company provides comprehensive management services under long-term agreements to four orthopaedic practices in four states. The Company also owns and operates two work hardening facilities in Houston, Texas.

 BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB Annual Report.

 For periods prior to and ending September 30, 1997, the Company consolidated the operations of its affiliated physician practices for financial reporting purposes. In compliance with FASB EITF 97-2, the Company commenced reporting its financial results on a non consolidated basis, beginning with the year ended December 31, 1997. Accordingly, results for the quarter ended March 31, 1997 have been restated to reflect the adoption of non-consolidated accounting.

 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The adoption of this pronouncement had no impact on the Company's net loss or stockholders' equity.

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

                         INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE 2  - MEDICAL SERVICE REVENUE

 Medical service revenue for services delivered by the medical groups affiliated with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. Substantially all of the amounts retained by affiliated physician groups under management in the first three months of 1998 were contractually guaranteed as a minimum percentage of practice gross profit. The amounts retained by the affiliated physician group under management in 1997 was determined by combinations of fixed monthly and hourly amounts plus variable amounts based on various measures of practice operations.

 The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1998            1997
                                                -------------   ------------
 Medical Service Revenue                            $3,976         $1,563
 Less: Amounts Retained by Medical Groups            1,338            650
                                                    ------         ------

 Revenues                                           $2,638         $  913
                                                    ======         ======

 Management Services Agreements at period end            4              1

 NOTE 3 - LOSS PER COMMON SHARE

 Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                         INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

The components of basic loss per share are as follows (in thousands, except per share data):


                                                       THREE MONTHS ENDED MARCH 31
                                                -----------------------------------------
                                                  1998        EPS       1997       EPS
                                                ---------   --------   -------   --------
 Net loss                                        $  (681)    $(0.11)   $ (213)    $(0.04)

 Series A Preferred Stock Dividend                   (50)     (0.01)      (50)     (0.01)

 Series B Preferred Stock Dividend                  (557)     (0.08)        -          -
                                                 -------     ------    ------    -------
 Net loss available to common stockholders       $(1,288)    $(0.20)   $ (263)    $(0.05)
                                                 =======     ======    ======    =======
 Weighted average common shares
     outstanding                                   6,336                5,287
                                                 =======               ======

For the three months ended March 31, 1998 and 1997, the diluted weighted average shares excluded the following as the issuance or conversion of these instruments results in anti-dilution (shares in thousands):


                                                    THREE MONTHS ENDED MARCH 31,
                                                -------------------------------------
                                                      1998                1997
                                                -----------------   -----------------
                                                         WEIGHTED            WEIGHTED
                                                         AVERAGE             AVERAGE
                                                         EXERCISE            EXERCISE
                                                SHARES    PRICE     SHARES    PRICE
                                                ------   --------   ------   --------
 Employee stock options to purchase
     common stock                                1,612      $5.26      579      $3.34
 Warrants to purchase common stock                 200       2.13      200       2.13
 Non employee stock options to purchase
     common stock                                   98       4.17       63       3.70
 Series A Preferred Stock convertible into
     common stock                                  829          -      771          -
 Series B Preferred Stock convertible into
     common stock                                4,279          -        -          -

NOTE 4 - MEDICAL PRACTICE TRANSACTION

On March 12, 1998, the Company acquired certain assets and entered into a long-term management agreement, effective March 1, 1998, with a six-physician orthopaedic medical practice group in Longmont, Colorado ("Front Range Orthopedic Center") for consideration totaling approximately $4.6 million. Such consideration consisted primarily of (i) cash and estimated

                         INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

transaction costs totaling $3.8 million and (ii) issuance of common stock valued at $757,000 for 169,694 shares of the Company's common stock, of which 30,001 shares will be delivered on March 11, 2003. The consideration paid for the medical group to enter into the long-term management service agreement ("MSA") and for the non-medical assets of the medical group, primarily receivables and fixed assets, has been accounted for as an asset purchase. The Company recorded MSA costs of $5.8 million, including a $2.2 million deferred tax liability related to the recognition of book and tax basis differences of assets acquired in the medical practice transaction, which is being amortized on a straight line basis over an estimated useful life of 40 years. The results of Front Range Orthopedic Center have been included in the operations of the Company since March 1, 1998.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1998 and 1997 assume that the following transactions were consummated on January 1, 1997: (i) the affiliation transaction with Front Range Orthopedic Center in March 1998, (ii) the issuance of the Series B Preferred Stock in December 1997, (iii) the affiliation transactions with three medical practices during the three months ended December 31, 1997 and (iii) the divestiture of the affiliated musculoskeletal-related healthcare delivery system in Houston, Texas in November 1997, with the Company retaining the operations of two work hardening facilities. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the transactions described above occurred on January 1, 1997 ($ in thousands, except loss per share):

                           THREE MONTHS ENDED
                                MARCH 31,
                            ----------------
                             1998     1997(a)
                            -----     ------
 Revenue                    $3,136    $2,854
                            ======    ======
 Net  income (loss)         $ (528)   $  261
                            ======    ======
 Loss per common share

     Basic                  $(0.18)   $(0.05)
                            ======    ======
     Diluted                $(0.18)   $(0.05)
                            ======    ======
 _________________
(a) Includes $415,000 gain from divestitures and discontinued operations related to the 1996 sale of the Company's occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

                                     PART I
                             FINANCIAL INFORMATION

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 FORWARD LOOKING STATEMENTS

 Certain of the comments that follow or that appear elsewhere in this quarterly report represent forward-looking statements with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking statements. Because of the inherent limitations in this process, the relatively volatile nature of the industry in which the Company operates, and other risks and uncertainties including those discussed in this quarterly report and the Company's annual report on Form 10-KSB, there can be no assurance that actual results will not differ materially from these forward-looking statements.

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996.

 GENERAL

 Since October 1, 1997, the Company has entered into long term management service agreements ("MSA") with four orthopaedic medicine practices. In December 1997, IOI terminated its MSA with a Houston, Texas musculoskeletal-related healthcare delivery system (the "1997 divestiture"), which represented substantially all of its business from January 1, 1997 to October 1, 1997. In December 1997, the Company also completed the issuance of its Series B Preferred Stock for net proceeds of $24.5 million. Additionally, to implement its musculoskeletal-related physician practice management ("PPM") expansion strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued to make key employee additions throughout 1997 and the 1998 year-to-date period. Accordingly, the Company's financial position and portfolio of operating entities for the three months ended March 31, 1998 were significantly different from those at March 31, 1997.

 REVENUES

 Revenues for the three months ended March 31, 1998 were $2.6 million, an increase of $1.7 million, or 188.9%, over revenues of $913,000 for the same period of 1997. Of the $1.7 million increase, $2.1 million was contributed by the four physician practices managed since October 1997 and $127,000 was contributed by the two work hardening facilities retained from the 1997 divestiture, which increases were partially offset by a decrease of $473,000 attributed to the 1997 divestiture.

 PRACTICE COMPENSATION AND BENEFITS:

 Overall practice compensation and benefit costs increased $330,000, or 55.1%, from $599,000 in 1997 to $929,000 in 1998. These costs increased by $740,000 due to the addition of the four physician practices and decreased by $410,000 largely as a result of the 1997 divestiture.

 OTHER DIRECT COSTS:

 Overall direct costs increased $532,000, or 154.2%, from $345,000 in 1997 to $877,000 in 1998. Of the increase, $759,000 was due primarily to the addition of the four physician practices, offset by a decrease of $227,000 attributable to the 1997 divestiture.

 GENERAL AND ADMINISTRATIVE EXPENSES:

 General and administrative expenses for the first quarter increased $687,000, or 94.4%, from $728,000 in 1997 to $1.4 million in 1998. Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's PPM strategy,
 (ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and
 (iii) additional  costs to support a higher level of staffing.

 DEPRECIATION AND AMORTIZATION:

 Depreciation and amortization increased $164,000 over the same period of 1997, which increase was comprised of a $201,000 increase attributable to the four physician practices and was net of a decrease of $37,000 associated with the 1997 divestiture.

 GAIN FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

 The Company reported a gain from divestitures and discontinued operations of $415,000 during the first quarter of 1997 related to the 1996 sale of its occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

 INTEREST INCOME:

 Interest income increased by $78,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

 NET LOSS / LOSS PER COMMON SHARE

 Net loss for the quarter ended March 31, 1998 was $681,000, as compared to $213,000 for the same period in 1997. Because the Company has a recent history of losses, management continues to provide a valuation allowance in full for the net operating loss deferred tax asset. Accordingly, no tax benefit has been recognized on the 1998 operating loss. The Company anticipates additional losses for at least a portion of 1998.

 Loss per common share was $0.20 in 1998, as compared with $0.05 for the same period of 1997, on a 19.9% increase in shares outstanding and an incremental increase in dividends payable to preferred stockholders of $557,000. The increase in shares outstanding was attributable to shares issued since October 1997 involving the four medical practice transactions. The increase in dividends payable to preferred stockholders was attributable to the issuance of the Series B Preferred Stock in December 1997.

 LIQUIDITY AND CAPITAL RESOURCES:

 Net cash used in operating activities for the three months ended March 31, 1998 was $1.5 million, compared to $1.9 million for the same period of 1997, as the Company continues to incur losses while building its management and operational infrastructure as a PPM company. Net cash used in investing activities increased $3.5 million from $123,000 in 1997 to $3.7 million in 1998, due primarily to the use of $3.6 million cash in 1998 in a medical practice transaction. Net cash used in financing activities was $1.6 million in 1998, as compared to $1.5 million in 1997. The cash used in 1998 was to pay a non-interest bearing obligation issued in October 1997 in a physician medical practice transaction. The 1997 payment represented amounts paid on bank borrowings.

 Net working capital was $12.0 million at March 31, 1998, as compared to $16.0 million at December 31, 1997. The decrease was due primarily to a use of cash during 1998 in a medical practice transaction.

 The Company anticipates to continue using its working capital to support operating losses and its infrastructure building process as a PPM company, and to enter into MSA's with other orthopaedic medical groups. However, to fully execute its PPM affiliation strategy, the Company will require additional capital. Although no assurance can be given that capital will be made available to the Company at the time or in the amounts required to execute its strategy, the Company is currently exploring a number of alternatives for additional financing, including equity investment, additional indebtedness and strategic partnering.


                                    PART II
                               OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

       The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in the amount of damages sought.

 ITEM 2.  CHANGES IN SECURITIES

       On March 12, 1998, the Company acquired (i) the accounts receivable, (ii) fixed assets and (iii) 100% of the issued and outstanding stock of Longmont Orthopaedic & Sports Medicine Clinic, P.C. ("LOSMC"). At the time of the transaction, LOSMC entered into a long-term management agreement with the medical practice conducted by Front Range Orthopaedic Center, P.C., a six-physician orthopaedic medicine practice located in Longmont, Colorado. In connection with the transaction, the Company delivered aggregate consideration of approximately $4.6 million, including cash and estimated transaction costs totaling approximately $3.8 million and 169,694 shares of the Company's common stock (of which 30,001 shares are to be delivered on March 11, 2003). No underwriters were involved with the transaction described above. The issuance of the Company's common stock in connection with the transaction was exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a Special Meeting of Stockholders on February 11, 1998, for the purpose of considering: 1) Proposal 1 - the adoption of Integrated Orthopaedics, Inc. 1997 Long Term Incentive Plan and 2) Proposal 2 - the ratification of certain terms and conditions of the Series B Preferred Stock and Warrants with regard to their respective conversion and exercise prices. The results of the voting for each proposal are as follows:

           Proposal 1 - FOR 8,303,834    AGAINST 217,214    ABSTAIN 396,500

           Proposal 2 - FOR 4,011,134    AGAINST 327,024    ABSTAIN 407,586

 ITEM 5.  OTHER INFORMATION

      None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      a)  Exhibits:

      2.4. Stock Purchase Agreement by and among Integrated Orthopaedics, Inc., Kenneth J. Cavanaugh, M.D., Thomas J. Darrah, M.D., Robert E. FitzGibbons, M.D., Gerald R. Rupp, M.D., and Samuel E. Smith, M.D. dated March 12, 1998 (Incorporated herein by reference to Exhibit
             99.01 to the Company's Current Report on Form 8-K, dated March 12,
             1998).

     11.     Statement re computation of per share earnings.

     27.     Financial Data Schedule.

      b)     Reports on Form 8-K:

             - The Company filed on January 2, 1998, a Current Report on Form 8-K, dated December 18, 1997, with respect to the Stock Purchase Agreement dated December 15, 1997, by and among the Company, Wayne Conrad, M.D., J. Paul Lyet, M.D., Timothy Tymon, M.D., Raymond Peart, M.D., I. Stanley Porter, M.D., Gary Zartman, M.D., and Mark K. Perezous, M.D.

             - The Company filed on January 26, 1998, Amendment No. 1 on Form 8-K/A, amending the Current Report on Form 8-K, dated November 12, 1997, to provide the required financial statements for Westside Orthopaedics Clinic and the required pro forma financial information.

             - The Company filed on March 3, 1998, Amendment No. 1 on Form 8-K/A, amending the Current Report on Form 8-K, dated December 18, 1997, to provide the required financial statements for Lancaster Orthopaedic Clinic and the required pro forma financial information.

             - The Company filed on March 27, 1998 a Current Report on Form 8-K, dated March 12, 1998, with respect to the Stock Purchase Agreement dated Mach 12, 1998 by and among the Company, Kenneth
                 J. Cavanaugh, M.D., Thomas J. Darrah, M.D., Robert E. FitzGibbons, M.D., Gerald R. Rupp, M.D., and Samuel E. Smith, M.D.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTEGRATED ORTHOPAEDICS, INC.


 Date: May 14, 1998                By: /s/ Ronald E. Pierce
                                       -------------------------------
                                       RONALD E. PIERCE
                                       President and Chief Executive Officer


 Date: May  14, 1998               By: /s/ Jefferson R. Casey
                                       ----------------------------------
                                       JEFFERSON R. CASEY
                                       Senior Vice President, Treasurer &
                                       Secretary (Principal Financial &
                                       Accounting Officer)