Form 10QSB
period 1998-06-30
INTEGRATED ORTHOPEDICS INC
filed 1998-08-14
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        ________________________________

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________.


                         COMMISSION FILE NO.  1-10677


                         INTEGRATED ORTHOPAEDICS, INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              TEXAS                                  76-0203483
---------------------------------       ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


                5858 Westheimer, Suite 500, Houston, Texas 77057
                ------------------------------------------------
                    (Address of principal executive offices)


                                (713) 225-5464
                ----------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days:
YES [X]    NO [_]

As of August 13, 1998, 6,475,322 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES [_]    NO [X]

                         INTEGRATED ORTHOPAEDICS, INC.
                                  FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1998

                                     INDEX



                                                                            PAGE
                                                                             NO.
                                                                            ----

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets--
                 June 30, 1998 and December 31, 1997........................  1

                 Consolidated Statements of Operations--
                 Three months and Six months ended June 30, 1998 and 1997...  2

                 Consolidated Statement of Change in Stockholders' Equity--
                 Six months ended June 30, 1998.............................  3

                 Condensed Consolidated Statements of Cash Flows--
                 Six months ended June 30, 1998 and 1997....................  4

                 Notes to Condensed Consolidated Financial Statements.......  5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............  9


PART II. OTHER INFORMATION.................................................. 13

SIGNATURE................................................................... 14

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                JUNE 30,                     DECEMBER 31,
                                                                                  1998                           1997
                                                                                --------                     ------------
                                                                               (UNAUDITED)
        ASSETS
        ------
Current Assets:
     Cash and cash equivalents                                                  $  8,373                       $ 16,642
     Accounts receivable, net                                                      3,554                          2,956
     Other current assets                                                          1,832                          1,749
                                                                                --------                       --------
          Total Current Assets                                                    13,759                         21,347
Property and Equipment                                                             5,412                          4,344
Less - Accumulated depreciation and amortization                                  (3,450)                        (2,815)
                                                                                --------                       --------
          Net Property and Equipment                                               1,962                          1,529

Management Services Agreements, Net                                               30,676                         25,018
Other Assets                                                                         282                            258
                                                                                --------                       --------
          TOTAL ASSETS                                                          $ 46,679                       $ 48,152
                                                                                ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Accounts payable                                                           $    275                       $    565
     Accrued liabilities                                                           2,640                          3,155
     Current maturities of notes payable and
          current lease obligations                                                  109                          1,618
                                                                                --------                       --------
          Total  Current Liabilities                                               3,024                          5,338

Long-term Debt                                                                     1,392                          1,519

Other Long Term Liabilities                                                           34                              -

Deferred Income Taxes                                                             10,077                          7,873
                                                                                --------                       --------
          Total Liabilities                                                       14,527                         14,730
                                                                                --------                       --------
Stockholders' Equity:
     Preferred stock                                                                   3                              3
     Common stock                                                                      7                              6
     Additional paid-in capital                                                   45,162                         41,803
     Common stock to be issued                                                        78                          1,643
     Accumulated deficit                                                         (13,098)                       (10,033)
                                                                                --------                       --------
          Total Stockholders' Equity                                              32,152                         33,422
                                                                                --------                       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 46,679                       $ 48,152
                                                                                ========                       ========

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  -----------------------       --------------------------
                                                  JUNE 30,       JUNE 30,       JUNE 30,          JUNE 30,
                                                    1998           1997           1998              1997
                                                  --------       --------       --------          --------
Revenues                                           $ 3,082         $1,599        $ 5,720             $2,512
                                                   -------         ------        -------             ------
Costs and expenses:
     Practice compensation and benefits              1,054            649          1,983              1,248
     Other direct costs                              1,023            250          1,900                595
     General and administrative                      1,880          1,155          3,295              1,883
     Depreciation and amortization                     376             47            623                130
     Gain from divestitures and
      discontinued operations                            -            (63)             -               (478)
                                                   -------         ------        -------             ------
                                                     4,333          2,038          7,801              3,378
Loss From Operations                                (1,251)          (439)        (2,081)              (866)

Interest income                                        130             79            310                181

Interest expense                                       (42)           (20)           (73)               (39)
                                                   -------         ------        -------             ------
Loss Before Income Tax Benefit                      (1,163)          (380)        (1,844)              (724)

Income Tax Benefit                                       -            144              -                275
                                                   -------         ------        -------             ------
Net loss                                           $(1,163)        $ (236)       $(1,844)            $ (449)
                                                   =======         ======        =======             ======
Loss applicable to common shares                   $(1,777)        $ (286)       $(3,065)            $ (549)
                                                   =======         ======        =======             ======
Loss per common share:

     Basic                                          $(0.27)        $(0.05)        $(0.48)            $(0.10)
                                                   =======         ======        =======             ======
     Diluted                                        $(0.27)        $(0.05)        $(0.48)            $(0.10)
                                                   =======         ======        =======             ======
Weighted average common
     shares outstanding                              6,466          5,289          6,401              5,288

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         COMMON
                                         SHARES                  AMOUNT       ADDITIONAL                 STOCK
                               -------------------------  -------------------   PAID IN    ACCUMULATED   TO BE
                                  COMMON       PREFERRED  COMMON   PREFERRED    CAPITAL     DEFICIT      ISSUED      TOTAL
                               -----------     ---------  ------   ----------   -------   -----------   ---------   --------
Balance -
 December 31, 1997             5,886               276     $   6     $  3       $41,803   $(10,033)     $1,643       $33,422
Dividends - Preferred
 Stock - Series A                                                                             (101)                     (101)
Dividends - Preferred
 Stock - Series B                                   11                            1,120     (1,120)                        -
Issuance of shares in
 medical practice
 transaction                     139                                                679                     78           757
Delivery of common stock
 to be issued                    424                           1                  1,642                 (1,643)            -
Exercise of stock options
  and other                        1                                                (82)                                 (82)
Net loss                                                                                    (1,844)                   (1,844)
                               -----               ---     -----     ----       -------   --------      ------       -------
Balance -
 June 30, 1998                 6,450               287     $   7     $  3       $45,162   $(13,098)     $   78       $32,152
                               =====               ===     =====     ====       =======   ========      ======       =======



         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(1,844)      $  (449)
  Non-cash expenses and changes in
     operating assets and liabilities                                       (438)       (1,569)
                                                                         -------       -------
       Net cash used in operating activities                              (2,282)       (2,018)
                                                                         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net payments in medical practice transaction                            (4,018)            -
  Purchase of property and equipment, net                                   (358)         (318)
  Proceed from sale of marketable securities
      and other assets                                                       111            36
  (Issuance of) collection on note receivable                                 52           (54)
                                                                         -------       -------
       Net cash used in investing activities                              (4,213)         (336)
                                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank borrowings                                                  -        (1,400)
  Payments on note payable and capital lease obligations                  (1,725)         (151)
  Other                                                                      (49)            -
                                                                         -------       -------
      Net cash used in financing activities                               (1,774)       (1,551)
                                                                         -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (8,269)       (3,905)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                       16,642        10,177
                                                                         -------       -------
  END OF PERIOD                                                          $ 8,373       $ 6,272
                                                                         =======       =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                          $    30       $    38
  Income taxes paid, net of refunds                                          135           908
NON CASH TRANSACTIONS AND OTHERS:
  Details of medical practice transaction -
      Liabilities assumed                                                    (20)            -
      Deferred tax liability for book and tax basis difference            (2,204)            -
      Common stock and additional paid in capital
          issued and to be issued                                           (757)            -
   Others-
      Dividends accrued on Series A & B preferred stock                    1,221           100
      Equipment acquired under capital leases                                  -            49




         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI" or the "Company") is a physician practice management ("PPM") company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. As of June 30, 1998, the Company provides comprehensive management services under long-term agreements to four orthopaedic practices in four states. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the quarterly period and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB Annual Report.

For periods prior to and ending September 30, 1997, the Company consolidated the operations of its affiliated physician practices for financial reporting purposes. In compliance with FASB EITF 97-2, the Company commenced reporting its financial results on a non consolidated basis, beginning with the year ended December 31, 1997. Accordingly, results for the quarter and six months ended June 30, 1997 have been restated to reflect the adoption of non-consolidated accounting.

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

As a result of certain recent developments in the PPM industry, the Company has elected to change the amortization period of its management service agreements from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25 years amortization period will initiate at the execution of the management service agreement. The Company expects this change in accounting estimate to decrease its earnings per share by approximately $0.02 per quarter beginning in the quarter ending September 30, 1998, excluding the effect of new management service agreements to be executed in the future.

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

NOTE 2  - MEDICAL SERVICE REVENUE

Medical service revenue for services delivered by the medical groups affiliated with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. Substantially all of the amounts retained by affiliated physician groups under management in the first six months of 1998 were contractually guaranteed as a minimum percentage of practice gross profit.

The following represents the amounts included in the determination of the Company's revenues (in thousands):


                                                     THREE MONTHS             SIX MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                  ----------------------   --------------------
                                                      1998        1997        1998       1997
                                                  ------------   -------   ----------   -------

Medical Service Revenue                                 $4,937    $2,311       $8,913    $3,874
Less: Amounts Retained by Medical Groups                 1,855       712        3,193     1,362
                                                        ------    ------       ------    ------
Revenues                                                $3,082    $1,599       $5,720    $2,512
                                                        ======    ======       ======    ======
Management Services Agreements at period end                 4         1            4         1

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

The components of basic loss per share are as follows (in thousands, except per share data):


                                              THREE MONTHS ENDED JUNE 30
                                       -----------------------------------------
                                         1998        EPS       1997       EPS
                                       ---------   --------   -------   --------

Net loss                                $(1,163)    $(0.18)   $ (236)    $(0.04)
Series A Preferred Stock Dividend           (50)     (0.01)      (50)     (0.01)
Series B Preferred Stock Dividend          (564)     (0.08)        -          -
                                        -------     ------    ------     ------
Loss applicable to common shares        $(1,777)    $(0.27)   $ (286)    $(0.05)
                                        =======     ======    ======     ======
Weighted average common shares
 outstanding                              6,466                5,289
                                        =======               ======


                                                 SIX MONTHS ENDED JUNE 30
                                        ---------------------------------------
                                           1998        EPS      1997        EPS
                                        -------     ------    ------     ------

Net loss                                $(1,844)    $(0.29)   $ (449)    $(0.08)
Series A Preferred Stock Dividend          (100)     (0.02)     (100)     (0.02)
Series B Preferred Stock Dividend        (1,121)     (0.17)        -          -
                                        -------     ------    ------     ------
Loss applicable to common shares        $(3,065)    $(0.48)   $ (549)    $(0.10)
                                        =======     ======    ======     ======
Weighted average common shares
 outstanding                              6,401                5,288
                                        =======               ======

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)


For the quarterly period and six months ended June 30, 1998 and 1997, the diluted weighted average shares excluded the following as the issuance or conversion of these instruments results in anti-dilution (shares in thousands):

                                                     1998                1997
                                               -----------------   -----------------
                                                        WEIGHTED            WEIGHTED
                                                        AVERAGE             AVERAGE
                                                        EXERCISE            EXERCISE
                                               SHARES    PRICE     SHARES    PRICE
                                               ------   --------   ------   --------

Employee stock options to purchase
   common stock                                 1,716      $4.86    1,362      $4.34
Warrants to purchase common stock                 200       2.13      200       2.13
Non employee stock options to purchase
   common stock                                    94       4.19      100       4.16
Series A Preferred Stock convertible into
   common stock                                   843          -      786          -
Series B Preferred Stock convertible into
   common stock                                 4,373          -        -          -


NOTE 4 - MEDICAL PRACTICE TRANSACTION

On March 12, 1998, the Company acquired certain assets and entered into a long-term management agreement, effective March 1, 1998, with a six-physician orthopaedic medical practice group in Longmont, Colorado ("Front Range Orthopedic Center") for consideration totaling approximately $4.6 million. Such consideration consisted primarily of (i) cash and estimated transaction costs totaling $3.8 million and (ii) issuance of common stock valued at $757,000 for 169,694 shares of the Company's common stock, of which 30,001 shares will be delivered on March 11, 2003. The consideration paid for the medical group to enter into the long-term management service agreement ("MSA") and for the non-medical assets of the medical group, primarily receivables and fixed assets, has been accounted for as an asset purchase. The Company recorded MSA costs of $5.8 million, including a $2.2 million deferred tax liability related to the recognition of book and tax basis differences of assets acquired in the medical practice transaction, which is being amortized on a straight line basis over an estimated useful life of 25 years (40 years prior to July 1, 1998). The results of Front Range Orthopedic Center have been included in the operations of the Company since March 1, 1998.

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1997 assume that the following transactions were consummated on January 1, 1997: (i) the affiliation transaction with Front Range Orthopedic Center in March 1998, (ii) the issuance of the Series B Preferred Stock in December 1997, (iii) the affiliation transactions with three medical practices during the three months ended December 31, 1997 and (iv) the divestiture of the affiliated musculoskeletal-related healthcare delivery system in Houston, Texas in November 1997, with the Company retaining the operations of two work hardening facilities. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the transactions described above occurred on January 1, 1997 ($ in thousands, except loss per share):

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                        SIX MONTHS ENDED JUNE 30,
                                      -----------------------------
                                          1998          1997(A)
                                      ------------   --------------
Revenue                                   $ 6,052        $ 5,968
                                          =======        =======
Net  income (loss)                        $(1,766)       $   148
                                          =======        =======
Loss applicable to common shares          $(2,987)       $(1,073)
                                          =======        =======
Loss per common share
   Basic                                  $ (0.46)       $ (0.17)
                                          =======        =======
   Diluted                                $ (0.46)       $ (0.17)
                                          =======        =======

---------------
(a) Includes $478,000 gain from divestitures and discontinued operations related to the 1996 sale of the Company's occupational medicine businesses due to the completion of certain transactions at lower than expected costs.


NOTE 5 - SUBSEQUENT EVENTS

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provided for a $65.0 million three-year Revolving Credit Facility (the "Credit Facility"). The Credit Facility is available for (i) general corporate purposes, including funding working capital needs, acquisitions and capital expenditures, and (ii) issuance of letters of credit up to $5.0 million, with a maximum working capital commitment of $15.0 million. The Credit Facility will expire on July 10, 2001. Borrowings under the Credit Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from 1.0% to 2.25% or (ii) the higher of the Federal Funds Rate plus .5% or the prime rate, plus a margin ranging from 0.0% to .5%. The Company is required to pay annual commitment fees ranging from .25% to .5% of the unused portion of the Credit Facility. Letters of credit under the Credit Facility require annual fees ranging from 1.0% to 2.25% of the outstanding amount of the letters of credit.

The Credit Facility is secured by a first priority interest in the capital stock of substantially all of the Company's present and future subsidiaries. The terms of the Credit Agreement include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding interest and fixed charge coverage, leverage and minimum net worth. As of August 14, 1998, as a result of operating losses incurred during the most recent 12-month period, the Company was not in compliance with certain financial covenants. The Company cannot borrow under the Credit Facility until it is in compliance with the conditions specified in the Credit Agreement. See discussion under Part I - Item 2 "Liquidity and Capital Resources." The Company expects to incur approximately $1.0 million in deferred financing costs in connection with the Credit Agreement, which will be amortized over a three-year period.

On July 17, 1998, the Company paid $500,000 to an affiliated medical group, of which $250,000 was to repurchase 47,081 shares of the Company's common stock and $250,000 was to fulfill a contingent earnings agreement stated within the MSA.

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


RESULTS OF OPERATIONS

GENERAL

Since October 1, 1997, the Company has entered into long term management service agreements ("MSA") with four orthopaedic medicine practices. In December 1997, IOI terminated its MSA with a Houston, Texas musculoskeletal-related healthcare delivery system (the "1997 divestiture"), which represented substantially all of its business from January 1, 1997 to October 1, 1997. In December 1997, the Company also completed the issuance of its Series B Preferred Stock for net proceeds of $24.5 million. Additionally, to implement its musculoskeletal-related physician practice management ("PPM") expansion strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued to make key employee additions throughout 1997 and the 1998 year-to-date period. Accordingly, the Company's financial position and portfolio of operating entities for the quarterly period and six months ended June 30, 1998 were significantly different from those in the 1997 comparable periods.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

Revenues for the three months ended June 30, 1998 were $3.1 million, an increase of $1.5 million, or 92.7%, over revenues of $1.6 million for the same period of 1997. Of the $1.5 million increase, $2.6 million was contributed by the four physician practices managed since October 1997, offset by a decrease of $898,000 attributable to the 1997 divestiture and $192,000 attributable to the two work hardening facilities retained from the 1997 divestiture

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $405,000, or 62.4%, from $649,000 in 1997 to $1.1 million in 1998. These costs increased by $865,000 due to the addition of the four physician practices and decreased by $460,000 largely as a result of the 1997 divestiture.

OTHER DIRECT COSTS:

Overall direct costs increased $773,000, or 309.2%, from $250,000 in 1997 to $1.0 million in 1998. Of the increase, $906,000 was due primarily to the addition of the four physician practices, offset by a decrease of $133,000 attributable to the 1997 divestiture.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the second quarter increased $725,000, or 62.8%, from $1.2 million in 1997 to $1.9 million in 1998. Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's PPM strategy,
(ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and
(iii) additional  costs to support a higher level of staffing.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $329,000 over the same period of 1997, of which $236,000 was attributable to the four physician practices, $72,000 to the corporate offices and $21,000 to the two work hardening facilities.

GAIN FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

The Company reported a gain from divestitures and discontinued operations of $63,000 during the second quarter of 1997 as related to the 1996 sale of its occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

INTEREST INCOME:

Interest income increased by $51,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

NET LOSS / LOSS PER COMMON SHARE

Net loss for the quarter ended June 30, 1998 was $1.2 million, as compared to $236,000 for the same period in 1997. Because the Company has a recent history of losses, management continues to provide a valuation allowance in full for the net operating loss deferred tax asset. Accordingly, no tax benefit has been recognized on the 1998 operating loss. The Company anticipates additional losses for at least a portion of 1998.

Loss per common share was $0.27 in 1998, as compared with $0.05 for the same period of 1997, on a 22.3% increase in shares outstanding and an incremental increase in dividends payable to preferred stockholders of $564,000. The increase in shares outstanding was attributable to shares issued since October 1997 involving the four medical practice transactions. The increase in dividends payable to preferred stockholders was attributable to the issuance of the Series B Preferred Stock in December 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

Revenues for the six months ended June 30, 1998 were $5.7 million, an increase of $3.2 million, or 127.7%, over revenues of $2.5 million for the same period of 1997. Of the $3.2 million increase, $4.7 million was contributed by the four physicians practices managed since October 1997, offset by a decrease of $1.4 million attributable to the 1997 divestiture and $102,000 attributable to the two work hardening facilities.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $735,000, or 58.9% from $1.2 million in 1997 to $2.0 million in 1998. These costs increased by $1.6 million due to the addition of the four physician practices and decreased by $870,000 largely as a result of the 1997 divestiture.

OTHER DIRECT COSTS:

Overall direct costs increased $1.3 million, or 219.3%, from $595,000 in 1997 to $1.9 million in 1998. Of the increase, $1.6 million was due primarily to the addition of the four physician practices, offset by a decrease of $340,000 attributable to the 1997 divestiture.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six months ended June 30, 1998 increased $1.4 million, or 75.0%, from $1.9 million in 1997 to $3.3 million in 1998. Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's PPM strategy, (ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and (iii) additional costs to support a higher level of staffing.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $493,000 over the same period of 1997, of which $437,000 was attributable to the four physician practices and $89,000 to the corporate offices, net of a decrease of $33,000 associated with the 1997 divestiture.

GAIN FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

The Company reported a gain from divestitures and discontinued operations of $478,000 during the first half of 1998 as related to the 1996 sale of its occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

INTEREST INCOME:

Interest income increased by $129,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

NET LOSS/LOSS PER COMMON SHARE

Net loss for the six months ended June 30, 1998 was $1.8 million, as compared to $449,000 for the same period in 1997. Because the Company has a recent history of losses, management continues to provide a valuation allowance in full for the net operating loss deferred tax asset. Accordingly, no tax benefit has been recognized on the 1998 operating loss. The Company anticipates additional losses for at least a portion of 1998.

Loss per common share was $0.48 in 1998, as compared with $0.10 for the same period of 1997, on a 21.0% increase in shares outstanding and an incremental increase in dividends payable to preferred stockholders of $1.1 million. The increase in shares outstanding was attributable to shares issued since October 1997 involving the four medical practice transactions. The increase in dividends payable to preferred stockholders was attributable to the issuance of the Series B Preferred Stock in December 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities for the six months ended June 30, 1998 was $2.3 million, compared to $2.0 million for the same period of 1997, as the Company continues to incur losses while building its management and operational infrastructure as a PPM company. Net cash used in investing activities increased $3.9 million from $336,000 in 1997 to $4.2 million in 1998, due primarily to the use of $4.0 million in 1998 in medical practice transactions. Net cash used in financing activities was $1.8 million in 1998, as compared to $1.6 million in 1997. The cash used in 1998 was to pay a non-interest bearing obligation issued in October 1997 in a physician medical practice transaction. The 1997 payment represented amounts paid on bank borrowings.

Net working capital was $10.7 million at June 30, 1998, as compared to $16.0 million at December 31, 1997. The decrease was due primarily to a use of cash during 1998 in a medical practice transaction and losses incurred in the first half of 1998.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for a revolving line of credit in the amount of $65.0 million (the "Credit Facility"). The Credit Facility is available for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. See Item 1 - Note 5 for a more detailed description of the Credit Agreement. The Credit Agreement requires the Company to meet certain conditions preceding any borrowings. As of August 14, 1998, the Company was not in compliance with certain financial covenants as a result of operating losses incurred during the most recent 12-month period. Management anticipates that the Company will be able to meet all conditions under the Credit Agreement and have access to the Credit Facility as the needs arise. The Company intends to use its existing cash balance, additional financing through equity investment or strategic partnering to enter into MSA's with other orthopaedic medical groups in order to generate the additional earnings necessary to meet the financial covenants under the Credit Agreement.

The Company anticipates that its current cash balance and borrowings under the Credit Facility, subject to meeting all pre-borrowing conditions as noted above, will be sufficient to fund future acquisition, capital expenditure and working capital requirements through 1998. There can be no assurance that future developments in the PPM industry or general economic trends will not adversely affect the Company's operations or its ability to meet future funding requirements.

YEAR 2000 COMPLIANCE:

The Company has completed the process of conducting a review of its internal computer systems. All of the Company's software products, including without limitation, any parts or components thereof, when used prior to, during, and after the turn of the century, are programmed to process turn-of-the-century dates. This capability includes, without limitation, date formats that have multi-century formulas and date values, date interface values that reflect the century, and calculations that accommodate the occurrence of leap year. The Company is in the process of querying its vendors and clients regarding any millennium compliance issues that could have a material impact on the Company or its results of operations. To date, the Company has not incurred any material expense regarding millennium compliance issues and any future expense that might be incurred is not considered at this time to be material. There can be no assurance, however, that the year 2000 compliance will not present unforeseen problems in the systems of the Company and the third parties with which the Company deals, such as third party payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in the amount of damages sought.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its Annual Meeting of Stockholders on May 6, 1998, for the purpose of considering 1) Proposal 1 - the election of four directors of the Company to serve until the 1999 Annual Meeting by shareholders of common stock and Series A Preferred Stock and 2) - Proposal 2 - the election of three directors of the Company to serve until the 1999 Annual Meeting by shareholders of Series B Preferred Stock. The results of the voting for each proposal are as follows:


        PROPOSAL 1:
        -----------
                                                                        FOR       WITHHOLD
                                                                    -----------   --------

        Jose E. Kauachi                                               5,496,362        825
                                                                      ---------        ---
        Ronald E. Pierce                                              5,496,362        825
                                                                      ---------        ---
        John B. McGinty, M.D.                                         5,496,362        825
                                                                      ---------        ---
        Clifford R. Hinkle                                            5,496,362        825
                                                                      ---------        ---
        PROPOSAL 2:
        -----------
                                                                        FOR        WITHHOLD
                                                                      --------     --------
        J. Taylor Crandall                                              251,170          0
                                                                      ---------        ---
        Mark A. Wolfson                                                 251,170          0
                                                                      ---------        ---
        Scott J. Hancock                                                251,170          0
                                                                      ---------        ---

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits:

     11  Statement re computation of per share earnings.

     27  Financial Data Schedule.

     b)  Reports on Form 8-K:

         None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INTEGRATED ORTHOPAEDICS, INC.



Date: August 13, 1998             By: /s/ Ronald E. Pierce
                                     -----------------------------------------
                                     RONALD E. PIERCE
                                     President and Chief Executive Officer
                                     (Acting Chief Accounting Officer
                                     and Principal Financial Officer)