Form 10QSB
period 1998-09-30
INTEGRATED ORTHOPEDICS INC
filed 1998-11-16
CIK 807144

                                                                            10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                       ________________________________


                                  FORM 10-QSB

{X}  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

{ }  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________.


                         COMMISSION FILE NO.  1-10677
                                              -------


                         INTEGRATED ORTHOPAEDICS, INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                   76-0203483
        -------------------------------       --------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days:  YES  X    NO
          -----    -----

As of November 13, 1998, 6,496,540 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES        NO  X
                                                 -----     -----

                         INTEGRATED ORTHOPAEDICS, INC.
                                  FORM 10-QSB

                        FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1998

                                     INDEX

                                                                                   PAGE
                                                                                    NO.
                                                                                   ----

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    Condensed Consolidated Balance Sheets--
                    September 30, 1998 and December 31, 1997......................... 1

                    Consolidated Statements of Operations--
                    Three months and Nine months ended September 30, 1998 and 1997... 2

                    Consolidated Statement of Change in
                    Stockholders' Equity--
                    Nine months ended September 30, 1998............................. 3

                    Condensed Consolidated Statements of Cash Flows--
                    Nine months ended September 30, 1998 and 1997.................... 4

                    Notes to Condensed Consolidated Financial Statements............. 5


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.................... 9


PART II.  OTHER INFORMATION..........................................................14


SIGNATURE............................................................................15

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                      SEPTEMBER 30,           DECEMBER 31,
                                                          1998                    1997
                                                      -------------           ------------
                            ASSETS                     (UNAUDITED)
                            ------

Current Assets:
     Cash and cash equivalents                             $   6,900                $ 16,642
     Accounts receivable, net                                  3,398                   2,956
     Other current assets                                      1,997                   1,749
                                                      --------------          --------------
          Total Current Assets                                12,295                  21,347

Property and Equipment                                         4,289                   4,344
Less - Accumulated depreciation and amortization              (2,359)                 (2,815)
                                                      --------------          --------------
          Net Property and Equipment                           1,930                   1,529

Management Services Agreements, Net                           31,064                  25,018
Other Assets                                                     858                     258
                                                      --------------          --------------

          TOTAL ASSETS                                     $  46,147                $ 48,152
                                                      ==============          ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
     Accounts payable                                      $     312                $    565
     Accrued liabilities                                       2,783                   3,155
     Current maturities of notes payable and
          current lease obligations                              112                   1,618
                                                      --------------          --------------
          Total  Current Liabilities                           3,207                   5,338

Long-term Debt                                                 1,457                   1,519

Deferred Income Taxes                                         10,077                   7,873
                                                      --------------          --------------
          Total Liabilities                                   14,741                  14,730
                                                      --------------          --------------

Stockholders' Equity:
     Preferred stock                                               3                       3
     Common stock                                                  7                       6
     Additional paid-in capital                               46,135                  41,803
     Common stock to be issued                                    78                   1,643
     Accumulated deficit                                     (14,567)                (10,033)
     Treasury shares                                            (250)                      -
                                                      --------------          --------------
          Total Stockholders' Equity                          31,406                  33,422
                                                      --------------          --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  46,147                $ 48,152
                                                      ==============          ==============

The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -------------------------    ------------------------------
                                                      1998           1997          1998              1997
                                                  -----------    ----------    -----------        -----------
Revenues                                          $ 3,308          $1,386         $ 9,028           $ 3,898
                                                  -------          ------         -------           -------
Costs and expenses:
  Practice compensation and benefits                1,115             567           3,098             1,815
  Other direct costs                                  973             370           2,873               965
  General and administrative                        1,527           1,145           4,822             3,028
  Depreciation and amortization                       446              46           1,069               176
  Gain from divestitures and
   discontinued operations                              -            (150)              -              (628)
                                                  -------          ------         -------           -------
                                                    4,061           1,978          11,862             5,356

Loss From Operations                                 (753)           (592)         (2,834)           (1,458)

Interest income                                       105              87             415               268
Interest expense                                     (162)            (19)           (235)              (58)
                                                  -------          ------         -------           -------

Loss Before Income Tax Benefit                       (810)           (524)         (2,654)           (1,248)

Income Tax Benefit                                      -             199               -               474
                                                  -------          ------         -------           -------

Net loss                                          $  (810)         $ (325)        $(2,654)          $  (774)
                                                  =======          ======         =======           =======
Loss applicable to common shares                  $(1,456)         $ (375)        $(4,534)          $  (924)
                                                  =======          ======         =======           =======

Loss per common share:

   Basic                                          $ (0.22)         $(0.07)        $ (0.70)          $ (0.17)
                                                  =======          ======         =======           =======

   Diluted                                        $ (0.22)         $(0.07)        $ (0.70)          $ (0.17)
                                                  =======          ======         =======           =======

Weighted average common
  shares outstanding                                6,506           5,292           6,437             5,288



        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                             COMMON
                                     SHARES              AMOUNT          ADDITIONAL                          STOCK
                               ------------------   ------------------    PAID IN     ACCUMULATED TREASURY   TO BE
                               COMMON   PREFERRED   COMMON   PREFERRED    CAPITAL      DEFICIT     STOCK     ISSUED   TOTAL
                               ------   ---------   ------   ---------    -------      -------     -----     ------   -----

Balance -
 December 31, 1997              5,886       276     $     6   $     3     $41,803     $(10,033)    $    -    $ 1,643   $33,422

Dividends - Preferred
 Stock - Series A                                                                         (151)                           (151)

Dividends - Preferred
 Stock - Series B                            14                             1,729       (1,729)                              -

Issuance of shares in
 medical practice
 transaction                      157                                         745                                 78       823

Delivery of common stock
 to be issued                     424                     1                 1,642                             (1,643)        -

Exercise of stock options
 and other                         90                                         216                    (250)                 (34)
Net loss                                                                                (2,654)                         (2,654)
                                -----       ---     -------   -------     -------     --------     ------    -------   -------

Balance -
 September 30, 1998             6,557       290     $     7   $     3     $46,135     $(14,567)    $ (250)   $    78   $31,406
                                =====       ===     =======   =======     =======     ========     ======    =======   =======



        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                      1998               1997
                                                                    ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (2,654)           $   (774)
  Non-cash expenses and changes in
    operating assets and liabilities                                    700              (1,993)
                                                                   --------            --------

      Net cash used in operating activities                          (1,954)             (2,767)
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net payments in medical practice transaction                       (4,661)                  -
  Purchase of property and equipment, net of disposal                  (357)               (288)
  Proceed from sale of marketable securities
    and other assets                                                    111                (105)
  Issuance of note receivable, net of collection                        (40)                  -
                                                                     ------            --------
    Net cash used in investing activities                            (4,947)               (393)
                                                                     ------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings                                                         -               1,113
  Payments on bank borrowings                                             -              (2,310)
  Payments on note payable and capital lease obligations             (1,806)               (267)
  Deferred financing costs                                           (1,000)                  -
  Repurchase of common stock                                           (250)                  -
  Other                                                                 215                  35
                                                                   --------            --------

    Net cash used in financing activities                            (2,841)             (1,429)
                                                                   --------            --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (9,742)             (4,589)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                  16,642              10,177
                                                                   --------            --------
  END OF PERIOD                                                    $  6,900            $  5,588
                                                                   ========            ========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                    $     62            $     56
  Income taxes paid, net of refunds                                     192                 908

NON CASH TRANSACTIONS:
  Details of medical practice transaction -
    Liabilities assumed                                                 (20)                  -
    Deferred tax liability for book and tax basis difference         (2,204)                  -
    Common stock and additional paid in capital
      issued and to be issued                                          (757)                  -
  Others-
    Dividends on Series A & B preferred stock                         1,880                 150
    Equipment acquired under capital leases                             212                 401




        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI" or the "Company") is a physician practice management ("PPM") company specializing in the management of orthopaedic medicine practices and other musculoskeletal-related patient services. As of September 30, 1998, the Company provides comprehensive management services under long-term agreements to four orthopaedic practices in four states. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the quarterly period and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-KSB Annual Report.

For periods prior to and ending September 30, 1997, the Company consolidated the operations of its affiliated physician practices for financial reporting purposes. In compliance with FASB EITF 97-2, the Company commenced reporting its financial results on a non consolidated basis, beginning with the year ended December 31, 1997. Accordingly, results for the quarter and nine months ended September 30, 1997 have been restated to reflect the adoption of non-consolidated accounting.

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

As a result of certain recent developments in the PPM industry, the Company elected to change the amortization period of all its management service agreements from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25 years amortization period initiates at the execution date of all the management service agreements. This change in accounting estimate increased loss per share by $0.02 in the quarter ending September 30, 1998, excluding the effect of new management service agreements to be executed in the future.

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

NOTE 2 - MEDICAL SERVICE REVENUE

Medical service revenue for services delivered by the medical groups affiliated with the Company is recognized by the medical groups when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

Medical service revenue of the affiliated medical groups is reduced by amounts retained by the medical groups to arrive at the Company's revenue. Substantially all of the amounts retained by the affiliated physician groups under management were the minimum contractual percentage in the first nine months of 1998.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                    THREE MONTHS           NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 -------------------    -------------------
                                                   1998       1997        1998       1997
                                                 --------   --------    --------   --------

Medical Service Revenue                          $ 4,826    $ 2,061       $13,739   $ 5,935
Less: Amounts Retained by Medical Groups           1,518        675         4,711     2,037
                                                 -------    -------       -------   -------

Revenues                                         $ 3,308    $ 1,386       $ 9,028   $ 3,898
                                                 =======    =======       =======   =======

Management Services Agreements at period end           4          1             4         1

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

The components of basic loss per share are as follows (in thousands, except per share data):


                                            THREE MONTHS ENDED SEPTEMBER 30
                                       -----------------------------------------
                                         1998         EPS         1997        EPS
                                       --------    ---------    --------    --------
Net loss                               $   (810)    $ (0.12)    $ (325)     $ (0.06)
Series A Preferred Stock Dividend           (50)      (0.01)       (50)       (0.01)
Series B Preferred Stock Dividend          (596)      (0.09)         -            -
                                       --------     -------     ------      -------
Loss applicable to common shares       $ (1,456)    $ (0.22)    $ (375)     $ (0.07)
                                       ========     =======     ======      =======
Weighted average common shares
  outstanding                             6,506                  5,292
                                       ========                =======
                                             NINE MONTHS ENDED SEPTEMBER 30
                                       ------------------------------------
                                         1998         EPS         1997        EPS
                                       --------    ---------    --------    --------
Net loss                               $ (2,654)    $ (0.41)    $ (774)     $ (0.14)
Series A Preferred Stock Dividend          (151)      (0.02)      (150)       (0.03)
Series B Preferred Stock Dividend        (1,729)      (0.27)         -            -
                                       --------     -------     ------      -------
Loss applicable to common shares       $ (4,534)    $ (0.70)    $ (924)     $ (0.17)
                                       ========     =======     ======      =======
Weighted average common shares
  outstanding                             6,437                  5,289
                                       ========                 ======

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

For the quarterly period and nine months ended September 30, 1998 and 1997, the diluted weighted average shares excluded the following as the issuance or conversion of these instruments results in anti-dilution (shares in thousands):


                                                     1998                1997
                                               -----------------   -----------------
                                                        WEIGHTED            WEIGHTED
                                                        AVERAGE             AVERAGE
                                                        EXERCISE            EXERCISE
                                               SHARES    PRICE     SHARES    PRICE
                                               ------   --------   ------   --------

Employee stock options to purchase
   common stock                                 1,321    $ 4.78    1,360     $ 4.61
Warrants to purchase common stock                 200      2.13      200       2.13
Non employee stock options to purchase
   common stock                                    58      4.15       98       4.17
Series A Preferred Stock convertible into
   common stock                                   858         -      800          -
Series B Preferred Stock convertible into
   common stock                                 4,474         -        -          -


NOTE 4 - MEDICAL PRACTICE TRANSACTIONS

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

On September 30, 1998, the Company paid $360,000 in cash and issued common stock valued at $90,000 for 18,218 shares of the Company's common stock to a physician as consideration to amend an existing MSA to include such physician as an employee and shareholder of an affiliated medical group. The Company recorded MSA costs of $450,000, which is being amortized on a straight line basis over an estimated useful life of 25 years.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 assume that the following transactions were consummated on January 1, 1997: (i) the affiliation transaction with a physician in September 1998, (ii) the affiliation transaction with Front Range Orthopedic Center in March 1998, (iii) the issuance of the Series B Preferred Stock in December 1997, (iv) the affiliation transactions with three medical practices during the three months ended December 31, 1997

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

and (v) the divestiture of the affiliated musculoskeletal-related healthcare delivery system in Houston, Texas in November 1997, with the Company retaining the operations of two work hardening facilities. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the transactions described above occurred on January 1, 1997 ($ in thousands, except loss per share):


                                        NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------
                                           1998              1997(a)
                                      ---------------   -----------------

Revenue                                  $ 9,648           $ 9,424
                                         =======           =======

Net income (loss)                        $(2,441)          $   314
                                         =======           =======

Loss applicable to common shares         $(4,321)          $(1,565)
                                         =======           =======

Loss per common share
   Basic                                 $ (0.66)          $ (0.24)
                                         =======           =======
   Diluted                               $ (0.66)          $ (0.24)
                                         =======           =======
-----------------

(a) Includes $628,000 gain from divestitures and discontinued operations related to the 1996 sale of the Company's occupational medicine businesses due to the completion of certain transactions at lower than expected costs.


NOTE 5 - LONG TERM DEBT

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

The Credit Facility is secured by a first priority interest in the capital stock of substantially all of the Company's present and future subsidiaries. The terms of the Credit Agreement include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding interest and fixed charge coverage, leverage and minimum net worth. As of November 13, 1998, as a result of operating losses incurred during the most recent 12-month period, the Company was not in compliance with certain financial covenants. The Company cannot borrow under the Credit Facility until it is in compliance with the conditions specified in the Credit Agreement. See discussion under Part I - Item 2 "Liquidity and Capital Resources." The Company incurred approximately $1.0 million in deferred financing costs in connection with the Credit Agreement, which will be amortized over a three-year period.

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


RESULTS OF OPERATIONS

GENERAL

Since October 1, 1997, the Company has entered into long term management service agreements ("MSA") with four orthopaedic medicine practices. In December 1997, IOI terminated its MSA with a Houston, Texas musculoskeletal-related healthcare delivery system (the "1997 divestiture"), which represented substantially all of its business from January 1, 1997 to October 1, 1997. In December 1997, the Company also completed the issuance of its Series B Preferred Stock for net proceeds of $24.5 million. Additionally, to implement its musculoskeletal-related physician practice management ("PPM") expansion strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued to make key employee additions throughout 1997 and the 1998 year-to-date period. Accordingly, the Company's financial position and portfolio of operating entities for the quarterly period and nine months ended September 30, 1998 were significantly different from those in the 1997 comparable periods.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Revenues for the three months ended September 30, 1998 were $3.3 million, an increase of $1.9 million, or 138.7%, over revenues of $1.4 million for the same period of 1997. Of the $1.9 million increase, $2.5 million was contributed by the four physician practices managed since October 1997, offset by a decrease of $508,000 attributable to the 1997 divestiture and $32,000 attributable to the two work hardening facilities retained from the 1997 divestiture.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $548,000, or 96.6%, from $567,000 in 1997 to $1.1 million in 1998. These costs increased by $942,000 due to the addition of the four physician practices and decreased by $394,000 largely as a result of the 1997 divestiture.

OTHER DIRECT COSTS:

Overall direct costs increased $603,000, or 163.0%, from $370,000 in 1997 to $973,000 in 1998. Of the increase, $880,000 was due primarily to the addition of the four physician practices, offset by a decrease of $277,000 attributable to the 1997 divestiture.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the third quarter increased $382,000, or 33.4%, from $1.1 million in 1997 to $1.5 million in 1998. Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's business strategy, (ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and (iii) additional costs to support a higher level of staffing.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $400,000 over the same period in 1997, of which $371,000 was attributable to the four physician practices and $37,000 to the corporate offices, offset by a decrease of $8,000 at the two work hardening facilities.

GAIN FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

The Company reported a gain from divestitures and discontinued operations of $150,000 during the third quarter of 1997 as related to the 1996 sale of its occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

INTEREST INCOME:

Interest income during the third quarter increased by $18,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

INTEREST EXPENSE:

Interest expense during the quarter increased $143,000 from 1997 to 1998, with the increase primarily attributable to the amortization of deferred financing costs and commitment fees associated with the $65.0 million Revolving Credit Facility entered into in July 1998 and capital leases entered into since October 1997.

NET LOSS/LOSS PER COMMON SHARE

Net loss for the quarter ended September 30, 1998 was $810,000, as compared to $325,000 for the same period in 1997. Because the Company has a recent history of losses, management continues to provide a valuation allowance in full for the net operating loss deferred tax asset. Accordingly, no tax benefit has been recognized with respect to the 1998 operating loss.

Loss per common share was $0.22 in 1998, as compared with $0.07 for the same period of 1997, on a 22.9% increase in shares outstanding and an incremental increase in dividends payable to preferred stockholders of $596,000. The increase in shares outstanding was attributable to shares issued since October 1997 involving the four medical practice transactions. The increase in dividends payable to preferred stockholders was attributable to the issuance of the Series B Preferred Stock in December 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

Revenues for the nine months ended September 30, 1998 were $9.0 million, an increase of $5.1 million, or 131.6%, over revenues of $3.9 million for the same period of 1997. Of the $5.1 million increase, $7.2 million was contributed by the four physician practices managed since October 1997, offset by a decrease of $1.9 million attributable to the 1997 divestiture and $134,000 attributable to the two work hardening facilities.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $1.3 million, or 70.7% from $1.8 million in 1997 to $3.1 million in 1998. These costs increased by $2.5 million due to the addition of the four physician practices, offset by a decrease of $1.1 million attributable to the 1997 divestiture and $135,000 attributable to the two work hardening facilities.

OTHER DIRECT COSTS:

Overall direct costs increased $1.9 million, or 197.7%, from $965,000 in 1997 to $2.9 million in 1998. Of the increase, $2.5 million was due primarily to the addition of the four physician practices, offset by a decrease of $557,000 attributable to the 1997 divestiture and $59,000 attributable to the two work hardening facilities.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine months ended September 30, 1998 increased $1.8 million, or 59.2%, from $3.0 million in 1997 to $4.8 million in 1998. Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's business strategy, (ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and (iii) additional costs to support a higher level of staffing.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $893,000 over the same period of 1997, of which $808,000 was attributable to the four physician practices and $126,000 to the corporate offices, net of a decrease of $41,000 associated with the 1997 divestiture.

GAIN FROM DIVESTITURES AND DISCONTINUED OPERATIONS:

The Company reported a gain from divestitures and discontinued operations of $628,000 during the nine months ended September 30, 1998 as related to the 1996 sale of its occupational medicine businesses due to the completion of certain transactions at lower than expected costs.

INTEREST INCOME:

Interest income increased by $147,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

INTEREST EXPENSE:

Interest expense increased $177,000 from 1997 to 1998, with the increase primarily attributable to the amortization of deferred financing costs and commitment fees associated with the $65.0 million Revolving Credit Facility entered into in July 1998 and capital leases entered into since October 1997.

NET LOSS/LOSS PER COMMON SHARE

Net loss for the nine months ended September 30, 1998 was $2.7 million, as compared to $774,000 for the same period in 1997. Because the Company has a recent history of losses, management continues to provide a valuation allowance in full for the net operating loss deferred tax asset. Accordingly, no tax benefit has been recognized with respect to the 1998 operating loss.

Loss per common share was $0.70 in 1998, as compared with $0.17 for the same period of 1997, on a 21.7% increase in shares outstanding and an incremental increase in dividends payable to preferred stockholders of $1.7 million. The increase in shares outstanding was attributable to shares issued since October 1997 involving the four medical practice transactions. The increase in dividends payable to preferred stockholders was attributable to the issuance of the Series B Preferred Stock in December 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities for the nine months ended September 30, 1998 was $2.0 million, compared to $2.8 million for the same period of 1997, as the Company continues to incur losses while building its management and operational infrastructure as a PPM company. Net cash used in investing activities increased $4.5 million from $393,000 in 1997 to $4.9 million in 1998, due primarily to the use of $4.7 million in 1998 in medical practice transactions. Net cash used in financing activities was $2.8 million in 1998, as compared to $1.4 million in 1997. The cash used in 1998 was to pay a non-interest bearing obligation issued in October 1997 in a physician medical practice transaction and deferred financing costs associated with the $65.0 million Revolving Credit Facility. The 1997 payment represented amounts paid on bank borrowings. Net working capital was $9.1 million at September 30, 1998, as compared to $16.0 million at December 31, 1997. The decrease was due primarily to a use of cash during 1998 in medical practice transactions and losses incurred in the first half of 1998.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for a revolving line of credit in the amount of $65.0 million (the "Credit Facility"). The Credit Facility is available for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. See Item 1 - Note 5 for a more detailed description of the Credit Agreement. The Credit Agreement requires the Company to meet certain conditions preceding any borrowings. As of November 13, 1998, the Company was not in compliance with certain financial covenants as a result of operating losses incurred during the most recent 12-month period. Management anticipates that the Company will be able to meet all conditions under the Credit Agreement and have access to the Credit Facility as the needs arise. The Company intends to use its existing cash balance, additional financing through equity investment or strategic partnering to enter into MSA's with other orthopaedic medical groups in order to generate the additional earnings necessary to meet the financial covenants under the Credit Agreement.

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

OTHER MATTERS:

Due to changes in recent market conditions, in the general equity markets, in the PPM sector, and particularly in the orthopaedic single specialty area, and other unforeseen conditions, the Company has delayed completion of the acquisition transactions as previously announced in the press release issued on September 11, 1998. Acquisitions have been delayed as management seeks to redefine the Company growth strategy by considering new alternatives, relative to traditional equity-based acquisition of physicians' practices, for structuring management services relationships with physicians. Management anticipates offering a portfolio of physician management services alternatives, to potentially include consulting services, equity joint ventures for ancillary services, non-equity management services relationships and equity-based management services relationships. The development of alternative financial relationships is expected to generate broader appeal for the Company's services within the musculoskeletal market, by expanding access to physician practices for whom equity based acquisitions are not financially appropriate or appealing. Management also anticipates that such a portfolio of services will provide the Company with the opportunity to achieve sustainable revenue and earnings growth, irrespective of variable conditions in the equity capital markets, while enhancing shareholder value and return on capital.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in the amount of damages sought.

ITEM 2.  CHANGES IN SECURITIES

         On September 30, 1998, the Company paid $360,000 in cash and issued 18,218 shares of the Company's common stock to a physician as consideration to amend an existing MSA to include such physician as an employee and shareholder of an affiliated medical group. No underwriters were involved with the transaction described above. The issuance of the Company's common stock in connection with the transaction was exempt from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), by virtue of
         Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)    Exhibits:

         2.4 Stock Purchase and Sale Agreement dated as of July 17, 1998, by and between Integrated Orthopaedics, Inc. and Merritt Orthopaedic Associates, P.C.

         10.28 Amendment, effective July 17, 1998, to Management Services Agreement effective September 22, 1997, among Integrated Orthopaedics, Inc., IOI management Services of Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick J. Carolan, M.D. and Mark E. Wilchinsky, M.D.

         10.29 $65 Million Revolving Credit Agreement dated as of July 10, 1998, among Integrated Orthopaedics, Inc., Borrower, Nationsbank, N.A., Administrative Agent, and the Lenders named therein.

         11    Statement re computation of per share earnings.

         27    Financial Data Schedule.

         b)    Reports on Form 8-K:

               None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTEGRATED ORTHOPAEDICS, INC.



Date: November 13, 1998                By: /s/ Ronald E. Pierce
                                          -------------------------------------
                                        RONALD E. PIERCE
                                        President and Chief Executive Officer
                                        (Acting Chief Accounting Officer
                                        and Principal Financial Officer)