Form 10-K405
period 1998-12-31
INTEGRATED ORTHOPEDICS INC
filed 1999-04-01
CIK 807144

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from _______________ to ______________

                         Commission file number 1-10677

                         Integrated Orthopedics, Inc.
        (Exact name of small business issuer as specified in its charter)


                   Texas                                 76-0203483
      -------------------------------                -------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification No.)


                5858 Westheimer, Suite 500, Houston, Texas 77057
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (713) 225-5464
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:


                                               Name of each exchange
            Title of each class                 on which registered
            -------------------                 -------------------

                Common Stock                  American Stock Exchange


         Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Net revenues of the issuer for the fiscal year ended December 31, 1998 were $12,218,000.

         The aggregate market value of Common Stock held by non-affiliates of the issuer as of March 12, 1999 computed by reference to the closing price at which the stock was sold, was $5,343,970.

         As of March 12, 1999, 6,496,540 shares of Common Stock were outstanding

         Transitional Small Business Disclosure Format:       Yes [  ] No [X]

                              Documents Incorporated by Reference

Portions of the Proxy Statement for issuer's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, was formed on April 1, 1990 as a successor corporation in a reincorporation merger. IOI is a national physician services company ("PSC"), which provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of December 31, 1998, the Company provided a comprehensive array of management services under long-term agreements to 27 physicians in four states. As discussed further in this report, in January 1999, the Company terminated one of its management services agreements under which management services were provided to four physicians. The medical practices affiliated with IOI provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal illnesses and injuries. The Company also operates two work hardening facilities located in Houston, Texas, that offer rehabilitation and work reconditioning services to injured workers.

RECENT DEVELOPMENTS

During 1998, the Physician Practice Management ("PPM") sector in general, and in the orthopaedic single specialty area in particular, experienced significant deterioration in its market position. IOI's management believes that the primary reason for such deterioration was the inability of PPM companies ("PPMCs") to demonstrate operating efficiency and to deliver value in the time frame expected by physicians. Prior to 1998, the PPMC sector was characterized by an emphasis on rapid growth, and capital to fuel growth was readily available. In early 1998, capital to fuel growth and acquisitions in the PPM industry became much more scarce. As a result, the acquisition centered PPMC strategy became relatively difficult to execute.

Due to the changes during 1998 in the equity markets, in the PPM sector in general and the orthopaedic single specialty area in particular, IOI's management has redefined the Company's growth strategy by considering new alternatives relative to traditional equity-based physician affiliation models, which involve the acquisition by a PPMC of the assets of a physician's practice and the PPMC entering into a long-term management services agreement with the practice. Management is offering a portfolio of physician management services alternatives, to include consulting services and equity joint ventures for ancillary services, as well as providing certain management services through both the equity and non-equity models. The development of alternative financial relationships is expected to generate broader appeal for the Company's services within the musculoskeletal market and to expand access to physician practices for whom equity based acquisitions are not financially appropriate or appealing. Management also anticipates that such a portfolio of services will provide the Company with the opportunity to achieve sustainable revenue and earnings growth irrespective of variable conditions in the equity capital markets, while enhancing shareholder value and return on capital.

THE ORTHOPAEDIC AND MUSCULOSKELETAL HEALTHCARE MARKET AND PSC

Musculoskeletal illnesses and injuries account for approximately $150 billion in annual healthcare costs. Healthcare providers treating patients in this segment of the healthcare market include orthopaedic surgeons, neurosurgeons, plastic surgeons, podiatrists, general practitioners, occupational medicine physicians, family practitioners, chiropractors, and others. In total, reimbursements paid to physicians represent approximately 25% or $37.5 billion of the cost of healthcare in this sector. The remaining $112.5 billion of musculoskeletal-related healthcare spending is related to the provision of ancillary services, the purchase of durable medical equipment, and payment of facility fees charged by hospitals and outpatient treatment centers.

There are approximately 23,000 orthopaedic surgeons in the United States. Traditionally, orthopaedic surgeons have practiced individually or in small groups. However, several factors are driving physicians in all specialties, including orthopedists, to aggregate into larger group practices. The increasingly complex billing and collection requirements imposed by governmental and managed care payors, the imposition of penalties for incorrect billing practices, the cost of technology required for both business office and medical procedures, and the need for multi-disciplinary access to advisors in such areas as managed care contracting, facilities management, and information systems, are fueling the need to practice in larger groups to spread increasing costs over a larger revenue base. These same factors are the primary driving forces behind the demand for services offered by PPMCs and emerging PSCs as alternative sources of the intellectual and financial capital required to address these issues.

Although physician reimbursement accounts for only 25% of the cost of musculoskeletal-related healthcare, patient access to over 80% of the goods and services rendered in this segment requires a physician's signature approval before treatment can be given. Physicians are required under many reimbursement models to control patients' access to healthcare, but are simultaneously experiencing downward pressure on reimbursement for their professional services from those same payors. Physicians who have seen the evolution of various managed care contracting models (HMOs, PPOs, PHOs, IPAs, etc.) are exploring alternatives that allow them to direct patient care while also capturing reimbursement for other healthcare services in addition to their own professional services. However, to capture additional reimbursement, they must accept additional risk, both in terms of the financial capital required to develop a captive healthcare delivery system and in terms of the treatment outcomes of the patients they contract to treat. IOI's management believes that PPMCs and emerging PSCs are uniquely positioned to provide both the financial and intellectual capital required to develop and manage such delivery systems in a cost effective manner by spreading the cost over a significantly larger revenue base than that of any single medical practice.

BUSINESS STRATEGY

IOI's strategic plan is to expand its operations through the offering of selective services and financial relationships tailored to the needs of orthopaedic practices and related medical specialties in selected geographic markets. Orthopaedic practices are uniquely positioned as the focal point of a multi-disciplinary, musculoskeletal-related healthcare delivery system. IOI expects to provide in-market growth opportunities for affiliated practices, or for practices under other types of financial relationships, through the development of ancillary and technical services appropriate to the healthcare needs of each individual practice's patient population. IOI expects to assist such practices to realize a larger portion of patient care reimbursement by providing integrated musculoskeletal care. IOI's near term growth strategy includes continuation of its vertical integration strategy through providing physician practice management services in orthopaedics and orthopaedics-related medical specialties, expansion of ancillary services at existing and acquired locations and providing selected services on a consulting or management fee-for-service basis.

IOI believes the variety of services and financial relationship offered by the Company are a competitive advantage over other PPMCs.

OPERATIONS

Affiliated Orthopaedic Groups

IOI began executing its orthopaedic physician practice affiliation strategy in 1997. During the last quarter of 1997, the Company completed three practice affiliation transactions. The Company completed its fourth affiliation transaction in March 1998. In connection with these transactions, the Company acquired the assets of the affiliated medical practices ("Affiliated Practices") and entered into long-term management services agreements ("MSA") with the Affiliated Practices.

Services provided by medical providers employed by Affiliated Practices under management by the Company include office-based diagnostic and treatment programs, surgical services for patients experiencing a variety of physical or orthopaedic problems principally related to musculoskeletal disorders common to on-the-job injuries, sports injuries, and age-related musculoskeletal injuries and illnesses. Services are provided by Affiliated Practices to patients who are members of preferred provider or managed care organizations, who are covered by workers' compensation insurance, who are Medicare or Medicaid beneficiaries, and to a small extent, patients who are represented by personal injury attorneys. Physicians associated with Affiliated Practices maintain staff privileges at local hospitals and, generally, have long standing relationships with payors and referral sources in their local markets.

All physicians and all non-physician employees involved in patient care are employed by Affiliated Practices. Affiliated physicians have exclusive control and decision making authority over patient care. IOI does not employ physicians or provide medical care to patients. However, under the terms of the MSAs with these practices, IOI is responsible for the cost of the compensation and benefits of the non-medical personnel, and such costs are reflected in the Company's financial statements.

Under the terms of its MSAs, IOI provides comprehensive administrative and management services to its affiliated practices that encompass all aspects of the orthopaedic group's business operations. Services provided by IOI under this type of arrangement include, among others, development of ancillary services (including ambulatory surgery, diagnostic imaging, physical therapy and pain management); physician recruiting; managed care contracting; business office management; employee and retirement benefits management; and information systems management.

Work Hardening

The Company owns and operates two work hardening clinics in Houston, Texas under the trade name "WorkWell." The WorkWell facilities were previously operated by a Houston medical group with which the Company held a management contract until its termination in November 1997.

Work hardening is a therapy philosophy based on a comprehensive, multi-disciplinary approach to industry's need for injury prevention and rehabilitation. Work hardening addresses the physical, psychological, behavioral and social aspects of an injured worker's ability to return to work. This program is carried out in a simulated job environment. A typical program consists of up to eight weeks, five days per week, eight hours per day.

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

EMPLOYEES

At March 30, 1999, the Company employed 125 full time and 4 part time employees. Under the terms of its MSAs, the Company is also responsible for the administration of the practice employment relationships of 23 physicians and 67 non-physician medical practice employees. None of the Company's or any Affiliated Practices' employees are covered by collective bargaining agreements.

COMPETITION, MAJOR CUSTOMERS AND REIMBURSEMENT

Competition

The healthcare services market in general, and the PPM and emerging PSC businesses in particular, are highly competitive. There are other publicly traded companies and private companies who compete or intend to compete for the right to manage and service orthopaedic and musculoskeletal-related medical and ancillary service practices. In addition, several large multi-specialty medical management companies also compete with the Company, and the Company believes others in the healthcare industry may employ strategies similar to those of the Company. Many of these current and potential competitors are significantly larger and have substantially greater resources than the Company. The success of the Affiliated Practices presently managed by the Company and of those practices with which the Company contracts in the future will be a determining factor in the Company's success. These medical groups encounter competition, in various forms, from many sources including other single- and multi-specialty physician groups, hospitals, managed care organizations, and sole practitioners.

Major Customers

Substantially all of the current Company's revenue is derived from physician practice management affiliation transactions and from the internal growth of practices under the Company's management. As of December 31, 1998, the four practices under Company management represented approximately 81% of the Company's revenue, and the loss of any one of these agreements could have a material adverse effect on the Company's operations and earnings. The medical practice located in Bridgeport, Connecticut, whose MSA was terminated by the Company in January 1999, contributed approximately 15% of the Company's revenue in 1998. Subsequent to December 31, 1998, as the Company completes additional physician practice affiliation transactions and increases its revenue base through the offering of other selective services, the relative materiality of each MSA will diminish.

Reimbursement.

The various services rendered by the medical practices under Company management are generally paid by employers, private insurance, workers' compensation insurance, settlement or adjudication of personal injury litigation, and Medicare or Medicaid. To some extent, professional medical services are covered by all payors of medical care. Certain of the ancillary services are more likely to be covered by employers' and workers' compensation insurance than by other payors due to the nature of the services rendered. Patients pursuing personal injury claims may require the services of any or all elements of the musculoskeletal-related healthcare delivery system.

SERVICE MARKS

The Company owns federal registrations for the service marks DRCA and IOI. These marks were registered in September 1995 and January 1999, respectively. The registrations are valid for a term of ten years and may be renewed thereafter for additional ten-year periods, as long as the company continues to use the marks.

The Company also owns a Texas registration for the service mark WORKWELL, which was registered with the Secretary of State of Texas in January 1990. This registration, like the federal registrations, is valid for a term of ten years and may be renewed thereafter for successive ten-year periods.

In addition, the Company has applied for federal registration of the following service marks on the Principal Register of the United States Patent and Trademark Office:

                  IOI AND DESIGN
                  MEDXPLORER
                  MEDOUTLOOK
                  MEDICALMINE

REGULATION

General

The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that health care regulations will continue to change and it will monitor these changes. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that it will be able to successfully address changes in the regulatory environment.

Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations with which Affiliated Practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures for health care equipment, facilities or programs in excess of statutory thresholds. Some states also require licensing of collection agencies and employee leasing companies. In connection with its operations and its expansion into new markets, the Company believes it is in material compliance with all such laws and regulations and current interpretations thereof, but there can be no assurance that such laws, regulations, or interpretations will not change in the future or that additional laws and regulations will not be enacted.

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

Fee Splitting; Corporate Practice of Medicine

The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine. Under such laws, the Company is prohibited from exercising control over the provision of medical services. These laws vary from state to state and are enforced by regulatory authorities with broad discretion. The Company believes its operations are in material compliance with existing applicable laws. Specifically, the Company believes the compensation it receives for its management services is consistent with fair market value and will not constitute fee splitting. In addition, the Company believes that its long-term management agreements with physician practices do not result in the Company's exercising control over the provision of medical services in violation of the prohibition against the corporate practice of medicine. There can be no assurance, however, that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company, or that changes in health care regulations will not restrict the Company's existing or expanding operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's ability to expand into such jurisdictions.

Fraud and Abuse

Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law and as a result of increased funding by the federal government for anti-fraud efforts, joint ventures and other transactions among health care providers have faced increased scrutiny from both the Department of Justice and the Office of Inspector General of the Department of Health and Human Services in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws and in some states these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the health care industry, including those contemplated by the Company, has not yet been subject to significant judicial interpretation.

Noncompliance with, or violation of, the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties. Similar penalties are provided for violation of state anti-kickback laws. The federal government has promulgated "safe harbor" regulations that identify certain business and payment practices which are deemed not to violate the federal anti-kickback statute. Although the Company's business does not fall within certain of the current or proposed safe harbors, the Company believes that its contemplated operations materially comply with the anti-kickback statutes and regulations. The Company is not aware of any challenge or investigation of the Company with respect to these matters; however, there can be no assurance that such challenge or investigation will not occur in the future, particularly with the implementation of new prohibitions and regulations.

Prohibitions on Referrals to Certain Entities

The Stark Law originally prohibited a physician from referring a Medicare patient to an entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had a financial relationship, including an ownership or investment interest or compensation arrangement, with the entity. The revised Stark Law, known as "Stark II," dramatically enlarged the field of designated health services to which the referral prohibitions apply. Effective January 31, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician or an immediate family member has a financial relationship for the provision of physical therapy, occupational therapy, radiology, home health, hospital, and other services, unless an exception applies. Exceptions include, but are not limited to, in-office ancillary services, ambulatory surgical center services, publicly-traded securities, and de minimis compensation, as well as office space and equipment rentals that meet certain tests. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties. On January 9, 1998, the Health Care Financing Administration, issued proposed rules implementing Stark II; final rules are not expected in the near future. Designated health services provided in violation of the Stark referral prohibitions may not be billed to or paid by a governmental program. Many states have similar restrictions on referrals by physicians. The applicability of these federal and state laws to many business transactions in the health care industry, including those intended by the Company, has not yet been subject to significant judicial interpretation. To the extent that the Company or any affiliated medical practice is deemed to be subject to Stark I or II or similar state laws, the Company believes its intended activities will materially comply with such statutes and regulations.

HMO and Insurance Laws

Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. There is a potential that certain risk arrangements that may be entered into by the Company could be characterized by some states as the business of insurance or an HMO. The Company, however, believes that the acceptance of capitation payments by a health care provider does not constitute the conduct of the business of insurance or of an HMO. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that its contemplated activities are and will be in material compliance with these laws in the states in which it does or intends to do business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Antitrust

As the Company expands, the Company and its affiliated medical groups will be subject to various antitrust laws which prohibit anti-competitive conduct, including such issues as price fixing, concerted refusal to deal and division of markets. The Company believes it is presently in material compliance with applicable law, but there can be no assurance that a regulatory review or civil suit would not result in an adverse determination or that the regulatory environment will not change in a manner which could have a material adverse effect on the Company's operations and its expansion strategy.

Certificate of Need

Some states require that providers of certain orthopaedic health care services and facilities obtain a Certificate of Need ("CON") prior to commencement of construction and/or operation. The types of facilities and services covered by CON requirements as well as the spending threshold below which CON statutes do not apply, varies on a state-by-state basis. While several states in recent years have discontinued their CON programs altogether, there is no assurance that some or all of these states may not at some future time reinstitute such programs. In addition, the Company's expansion may place it in CON states. As a result, to the extent that the CON approval process delays the construction and/or operation of proposed services and facilities or that CON approval is denied, CON regulations may have an adverse effect on the Company's policy to expand its offerings of certain services.

Accreditation

The Commission on Accreditation of Rehabilitation Facilities ("CARF") is an independent organization that reviews rehabilitation facilities and accredits those facilities that meet its guidelines. While participation in the CARF accreditation is currently voluntary, some states have passed legislation requiring that certain workers' compensation treatment be provided by CARF-accredited facilities. Currently, all of the Company's work hardening clinics are accredited by CARF. In the event that CARF or other accreditation guidelines become more onerous and/or predominantly mandatory in the future, it may have an adverse effect on the Company's management of rehabilitation operations.

Regulatory Compliance

The Company believes that regulations and statutes will continue to change and, as a result, it regularly monitors developments in related law. Although the Company believes its operations are, and will continue to be, in material compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. The Company expects to modify its agreements and operations from time to time as the business, statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. All clinic facilities are leased at commercial property rates for the size, location, and tenant finish included in the lease. All clinic facilities are of a size and configuration and house various types of equipment appropriate to the services rendered within the facility. The Company leases approximately 17,000 square feet in Houston, Texas, which houses the Company's Houston central office and executive offices. All facilities are insured and are maintained in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company, IOI Management Services of Connecticut, Inc. ("IOI Regional"), filed suit against Merritt Orthopaedic Associates, P.C. ("Merritt"), Patrick J. Carolan, M.D., ("Carolan"), and Mark E. Wilchinsky, M.D. ("Wilchinsky") in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut. The lawsuit seeks to enforce certain repurchase obligations under the MSA by and among the Company, IOI Regional, Merritt, Carolan and Wilchinsky. The MSA was terminated by the Company in January 1999 due to the failure of Merritt, Carolan and Wilchinsky to satisfy certain of their obligations thereunder. Upon such a termination for cause, IOI Regional, in its sole discretion, is entitled under the MSA to require Merritt to comply with certain repurchase obligations regarding assets owned by IOI Regional and used by Merritt to provide medical services and otherwise fulfill its obligations and the MSA, including, without limitation, real estate, improvements, accounts receivable, contracts and intangibles. The Company believes that the total amount of Merritt's repurchase obligations to IOI Regional presently totals approximately $4.6 million. In addition, the Company is seeking money damages, compensatory damages and punitive damages in connection with certain related causes of action against Merritt, Carolan, and Wilchinsky. The Company intends to vigorously pursue its claims in connection with this action; however, the ultimate outcome of this lawsuit cannot be predicted with certainty.

In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions. While the Company cannot predict the outcome of litigation actions, the Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 1998, the Company's Common Stock was traded on the American Stock Exchange ("ASE") under the symbol "IOI". Prior to March 12, 1997, the Company's trading symbol was "DRC." At March 12, 1999, the Company had 135 shareholders of record. A significant portion of the Company's common stock not held by affiliates of the Company is held through securities depositories. The following table set forth the high and low sale prices per share of the Company's Common Stock for the periods indicated, as reported by the ASE:

                                                                      LOW                HIGH
                                                                      ---                ----
1997
----

1st Quarter
2nd Quarter                                                        $4.0000             $5.3125
3rd Quarter                                                        $4.7500             $5.5000
4th Quarter                                                        $5.2500             $9.0625
                                                                   $7.6250             $8.8750

1998
----

1st Quarter
2nd Quarter                                                        $6.2500             $8.1250
3rd Quarter                                                        $5.2500             $7.1250
4th Quarter                                                        $4.4375             $6.3750
                                                                   $2.4375             $4.6250

The Company has not declared or paid any dividend to common shareholders since inception and does not anticipate the payment of any cash dividends in the foreseeable future. Pursuant to the terms of the $65.0 million Revolving Credit Facility entered into in July 1998, the Company may not declare and pay cash dividends on any of its capital stock. Additionally, pursuant to the terms of the Company's Series A Cumulative Convertible Preferred Stock and the Company's Series B Convertible Preferred Stock (collectively the "Preferred Stock"), no dividends can be paid on the common stock until all dividends accrued on the Preferred Stock have been paid.

Dividends on the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly after June 30, 1999. At December 31, 1998, the Company has accrued unpaid dividends of $531,000 on the Series A Preferred Stock. Dividends on the Series B Preferred Stock accrue quarterly and, if not paid in cash, are paid quarterly by the issuance of additional shares of Series B Preferred Stock. At December 31, 1998, the Company has recorded the issuance of 23,374 additional shares of Series B Preferred Stock to satisfy dividends accrued for the year ended December 31, 1998.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain of the comments that follow or that appear elsewhere in this annual report represent forward-looking statements with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking statements. Because of the inherent limitations in this process, the relatively volatile nature of the industry in which the Company operates, and other risks and uncertainties including those discussed in this annual report, particularly in Item 1 "Business," hereof, there can be no assurance that actual results will not differ materially from these forward-looking statements.

RESULT OF OPERATIONS

GENERAL

In pursuing the single focus equity model musculoskeletal-related PPM company strategy (prior to a subsequent change in strategy during the fourth quarter of 1998 to a physician services company - see Item 1 - "Business"), the Company, during the two-year period ended December 31, 1998 entered into four equity medical affiliation transactions and divested all operations that did not fit within this strategic framework. Additionally, in its efforts to raise capital to pursue the equity model PPM strategy, in December 1997, the Company sold 250,000 shares of its Series B Preferred Stock and issued contingent Warrants to acquire up to 5 million shares of the Company's Common Stock. See Notes 4, 5 and 10 to Item 7 - "Financial Statements" for a description of these transactions. Additionally, in pursuing this strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued through the first half of 1998. Consequently, there has been a significant increase in overhead costs throughout this period.

As a result of the above transactions, the Company's business portfolio, financial position, and operating results during 1998 were significantly different from those in 1997. The "1997 divestiture" as used in the following discussion consisted of the termination of a management agreement with a Houston, Texas based musculoskeletal-related healthcare delivery system, the closure of a physical therapy center and a MRI center and the termination of a facility management contract with a Houston hospital. In conjunction with the 1997 divestiture, the Company retained interests in two work hardening facilities and operated these units in 1998 as a separate business segment from its physician practice management segment.

In January 1999, the Company terminated the MSA related to the medical practice managed by the Company in Bridgeport, Connecticut. Approximately 15% of the Company's 1998 revenues are attributable to this MSA.

OPERATIONS DATA

The following table presents revenues and the statement of operations items as percentages of total revenues:

                                                                                1998              1997
                                                                             ----------        ----------

Revenues                                                                        100%             100%

Practice compensation and benefits                                               36               45
Other direct costs                                                               33               29
General and administrative                                                       54               78
Depreciation and amortization                                                    12                5
Special charges                                                                  24               22
                                                                             ------            -----
                                                                                159%             179%

Loss from operations                                                            (59)             (79)
Interest income                                                                   4                6
Interest expense                                                                 (4)              (2)
                                                                             ------            -----
Loss before income tax benefit                                                  (59)%            (75)%
Income tax benefit                                                               19               15
                                                                             ------            -----
         Net loss                                                               (40)%            (60)%
                                                                             ======            =====


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

REVENUES:

Revenues for the year ended December 31, 1998 were $12,218,000, an increase of $6,503,000, or 114%, over revenues of $5,715,000 for the same period of 1997. Of the $6,503,000 increase, $8,850,000 was contributed by the four physician practices managed since October 1997, offset by a decrease of $2,094,000 attributable primarily to the 1997 divestiture and $253,000 attributable to the two work hardening facilities.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $1,777,000, or 68%, from $2,597,000 in 1997 to $4,374,000 in 1998. These costs increased $3,222,000 due to the addition of the four physician practices, offset by a decrease of $1,324,000 attributable to the 1997 divestiture and $121,000 attributable to the two work hardening facilities.

OTHER DIRECT COSTS:

Overall other direct costs increased $2,381,000, or 143%, from $1,666,000 in 1997 to $4,047,000 in 1998. Of the increase, $3,280,000 was due to the addition of the four physician practices, offset by a decrease of $796,000 attributable to the 1997 divestiture and $103,000 attributable to the two work hardening facilities.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended December 31, 1998 increased $2,162,000, or 49%, from $4,431,000 in 1997 to $6,593,000 in 1998.
Such increase was due primarily to (i) increased salary, compensation and recruiting costs related to additional senior management and staff to support the Company's business strategy, (ii) increased travel and communication costs related to business development and management of the four physician practices located in various states and (iii) additional other fixed and variable costs to support a higher level of staffing.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $1,222,000, or 396%, from $309,000 in 1997 to $1,531,000 in 1998. Of this increase, $1,108,000 was attributable to the four physician practices, including a change of the MSA amortization period from 40 years to 25 years effective July 1, 1998, $161,000 to the corporate offices and $28,000 to the two work hardening facilities, offset by a decrease of $75,000 associated with the 1997 divestiture.

SPECIAL  CHARGES:

During 1998, the Company recorded special charges of $2,946,000 relating to the write down to net realizable value of its practice MSAs and corporate restructuring charges. During 1997, the Company recorded special charges of $1,256,000 relating to the termination of certain management and consulting contracts and closures of certain physical therapy and magnetic resonance imaging centers.

INTEREST INCOME:

Interest income increased by $165,000 from 1997 to 1998, with the increase primarily attributable to investment earnings on net proceeds received from the issuance of the Series B Preferred Stock completed in December 1997.

INTEREST EXPENSE:

Interest expense increased $358,000 from 1997 to 1998, with the increase primarily attributable to the amortization of deferred financing costs and commitment fees associated with the $65.0 million Revolving Credit Facility entered into in July 1998 and capital leases entered into since October 1997.

INCOME TAX BENEFIT:

Income tax benefit increased $1,436,000 from 1997 to 1998, with the benefit mainly attributable to the current year loss. No valuation allowance was recorded in 1998 to offset this loss as the Company expects to realize the benefit through future reversals of existing taxable temporary differences.

NET LOSS / LOSS PER COMMON SHARE:

Net loss, loss applicable to common shares and loss per common share for the year ended December 31, 1998 were $4,927,000, $7,466,000 and $1.16, compared to $3,441,000, $13,093,000 and $2.43, respectively, for the same period in 1997. Of the decrease in loss applicable to common shares of $5,627,000, $9,333,000 was attributable to a one-time dividend associated with the issuance in 1997 of the Series B Preferred Stock and the related warrants, net of additional losses of $1,486,000 during 1998 attributable to reasons noted above and an incremental increase in annual stock dividend of $2,220,000 on the Series B Preferred Stock during 1998. Included in 1998 and 1997 loss applicable to common shares and loss per share were special charges of $2,008,000 and $1,179,000, or $0.31 and $0.22 per share, respectively. Weighted average shares outstanding increased 20% from 5,381,000 shares to 6,459,000 shares, primarily from shares issued since October 1997 involving the four medical practice affiliation transactions. As of December 31, 1998, if all shares of the Company's Series A, Convertible Preferred Stock and Series B Convertible Preferred Stock had been converted into Common Stock the number of shares of Common Stock outstanding would have been 16,934,669. See Item 7. Note 10 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 1998 was $2,722,000, compared to $3,310,000 for the same period of 1997, as the Company continued to incur losses while building its management and operational infrastructure. Net cash used in investing activities decreased $8,175,000 from $13,169,000 in 1997 to $4,994,000 in 1998, due primarily to cash used in 1997 of
$12,879,000 to enter into three medical practice transactions, as compared to cash used in 1998 of $4,688,000 to enter into one medical practice transaction and to amend certain existing MSAs. Net cash used in financing activities was $2,908,000 in 1998, as compared to net cash provided by financing activities of $22,944,000 in 1997. The $25,852,000 decrease in investing activities was primarily attributable to net cash proceeds of $24,804,000 received from the issuance of the Series B Preferred Stock in 1997 and cash payments of $1,000,000 in deferred financing costs associated with the $65.0 million Revolving Credit Facility (the "Credit Facility") entered into in July 1998.

Net working capital was $9,686,000 at December 31, 1998, as compared to $16,241,000 at December 31, 1997. Such decrease was due primarily to cash used during 1998 to enter into medical practice transactions, to finance operations, to repay certain outstanding notes payable and to pay for financing costs associated with the Credit Agreement.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for the $65.0 million Credit Facility. The Credit Facility is available for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. See
Item 7 - Note 8 to Notes to Consolidated Financial Statements for a more detailed description of the Credit Agreement. The Credit Agreement requires the Company to meet certain conditions preceding any borrowings. As of December 31, 1998, the Company was not in compliance with certain financial covenants as a result of operating losses incurred during the most recent twelve-month period, including the special charges recorded in the fourth quarter of 1998; therefore, no funds have been advanced to the Company under the Credit Facility as of such date. Additionally, the Company's lender has the right to terminate its commitment to make advances under the Credit Facility as the result of the Company's failure to meet such financial covenants. The Company is engaged in discussions with its lender regarding restructuring the terms of the Credit Facility. The Company intends to use its existing cash balance, additional financing through equity investment or strategic partnering to enter into new MSAs or other arrangements with other orthopaedic medical groups in order to generate the additional earnings necessary to meet the financial covenants under the Credit Agreement.

The Company anticipates that its current cash balance will be sufficient to fund capital expenditures, working capital requirements and to fund modest amounts of future acquisitions through 1999. There can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet future funding requirements.

YEAR 2000 COMPLIANCE

GENERAL

The "Year 2000 or Y2K" problem describes computer systems programming architectures that use two rather than four digits to define the applicable year, and therefore cannot distinguish between the year 1900 and the year 2000. This programming flaw is present in many of the Company's computing hardware and software systems. This same error may also exist in many of the Company's supplementary programmable support systems such as their alarm, telecommunications, and even medical equipment. If uncorrected, the problem could result in major computer system failure or equipment malfunction causing significant business disruption.

PROJECT

The Company's Year 2000 project is divided into four major segments; application software, equipment and associated operating software, reimbursement and vendors. The project includes education, inventory and assessment of risk, analysis and planning, and the correction and testing of each segment. The Company's strategy further includes the development of contingency plans, addressing the potential disruption of operations, caused by Y2K programming problems.

APPLICATION SOFTWARE

The Company recognizes that investments in information systems and state-of-the-art medical equipment are integral to its operations. Its practice management systems (billing, collections, and patient scheduling) are certified by their manufacturers as Y2K compliant, and the majority of costs related to implementation are capitalized and amortized over the life of the asset. The Company will complete all confirmation testing of these application certifications by July 1, 1999. The Company's financial and accounting systems are certified as Y2K compliant by its manufacturer. The Company further plans the implementation of a comprehensive application and database Y2K programming error-monitoring system, designed to minimize the additional potential occurrence of such error across the organization's information systems. The Company does not utilize any "in-house" customized programs, relying entirely on purchased application systems. All applications are continually monitored and updated through annual support agreements with their respective manufacturing vendors after purchase.

EQUIPMENT AND ASSOCIATED OPERATING SOFTWARE

The Company is currently reviewing the Y2K readiness of the medical equipment and clinical systems used in its practices, with their respective manufacturers. All have certified that, with minor required upgrade stipulations, their systems are or will be Y2K compliant by the end of the third quarter of 1999. All required system upgrades will be effected, tested, and completed during this period. Any costs incurred through these upgrades will be expensed.

REIMBURSEMENT

The Company bills and collects from numerous third party payors for medical services. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as various insurance companies, HMO's, and other private payors. As part of the Company's Y2K strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company regarding any potential service or payment interruptions. The Company intends to complete this assessment by July 1, 1999.

VENDORS

The Company is currently evaluating third party vendors of medical supplies and pharmaceuticals in order to determine whether their services and products will be interrupted or malfunction due to Y2K problems. This review is expected to be completed by October 1, 1999.

RISKS

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities and operations. Such failures could materially and adversely affect the Company's operation, liquidity, and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting partly from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time, whether the consequences of Y2K failures will have a material impact on the Company's operational results, liquidity, or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Y2K compliance and readiness of its material customers. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal business operations should be reduced.

COSTS

Y2K-related costs incurred through 1998 have not been material to the Company's results of operations. The Company is not able to reasonably estimate the total costs to be potentially incurred for completion of its Y2K strategy. Some replacements and upgrades would take place in the normal course of business. The foregoing assessment is based upon information currently available to the Company. The Company can provide no assurance that applications and equipment that the Company believes to be Year 2000 compliant will not experience problems. Failure by the Company or third parties on which it relies to resolve Y2K problems could have a material adverse effect on the Company's results of operations.

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements - Consolidated Financial Statements of Integrated Orthopaedics, Inc. as of December 31, 1998 and 1997 and for the two years ended December 31, 1998:

                                                                                       Page
                                                                                       ----

   Report of Ernst & Young LLP, Independent Auditors                                     18

   Report of PriceWaterhouseCoopers LLP, Independent Accountants                         19

   Consolidated Balance Sheets                                                           20

   Consolidated Statements of Operations                                                 21

   Consolidated Statements of Stockholders' Equity                                       22

   Consolidated Statements of Cash Flows                                              23-24

   Notes to Consolidated Financial Statements                                         25-38

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Orthopaedics, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Orthopaedics, Inc. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Orthopaedics, Inc. at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          Ernst & Young LLP

Houston, Texas
March 19, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of
Integrated Orthopaedics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Orthopaedics, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Houston, Texas
March 24, 1998

                          INTEGRATED ORTHOPAEDICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                            ASSETS                                                       DECEMBER 31,
                            ------                                                 -------------------------
                                                                                     1998             1997
                                                                                   --------         --------

CURRENT ASSETS
   Cash and equivalents                                                            $  6,018         $ 16,642
   Accounts receivable, net                                                           3,269            2,956
   Income taxes receivable                                                               47              759
   Due from affiliated medical groups                                                   240               67
   Notes receivable, net                                                                110              152
   Other current assets                                                               1,169              753
   Deferred income taxes                                                              2,441              315
                                                                                   --------         --------
           TOTAL CURRENT ASSETS                                                      13,294           21,644
                                                                                   --------         --------

PROPERTY AND EQUIPMENT
   Equipment (including capital leases)                                               3,384            3,457
   Leasehold improvements                                                               229              263
   Furniture and fixtures (including capital leases)                                    727              624
                                                                                   --------         --------
                                                                                      4,340            4,344
   Less  - accumulated depreciation and amortization                                 (2,502)          (2,815)
                                                                                   --------         --------
                                                                                      1,838            1,529
                                                                                   --------         --------

MANAGEMENT SERVICES AGREEMENTS, net of
     accumulated amortization of $1,082 in 1998 and $78 in 1997                      28,272           25,018
OTHER ASSETS                                                                            706              258
                                                                                   --------         --------
TOTAL ASSETS                                                                       $ 44,110         $ 48,449
                                                                                   ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                               $    231         $    565
    Accrued liabilities                                                               2,844            2,780
    Due to affiliated medical groups                                                                     133
    Current obligations under capital leases                                            122               87
    Current portion of notes payable                                                    411            1,838
                                                                                   --------         --------
           TOTAL CURRENT LIABILITIES                                                  3,608            5,403
                                                                                   --------         --------

NOTES PAYABLE                                                                           868            1,188
OBLIGATIONS UNDER CAPITAL LEASES                                                        351              266
DEFERRED INCOME TAXES                                                                10,200            8,170
                                                                                   --------         --------
      TOTAL LIABILITIES                                                              15,027           15,027
                                                                                   --------         --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 10,000,000 shares authorized,
         Series A, cumulative convertible, 25,226 shares issued and outstanding
         Series B, cumulative convertible, non-redeemable,
              274,544 shares issued and outstanding in 1998 and 251,170 in 1997           3                3
   Common stock, $.001 par value, 50,000,000 shares authorized,
         6,557,454  issued in 1998 and 5,885,876 in 1997                                  7                6
   Additional paid-in capital                                                        46,744           41,803
   Common stock to be issued                                                             78            1,643
   Accumulated deficit                                                              (17,499)         (10,033)
   Treasury shares, 60,914 in 1998 and 13,833 shares in 1997                           (250)
                                                                                   --------         --------
      TOTAL STOCKHOLDERS' EQUITY                                                     29,083           33,422
                                                                                   --------         --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 44,110         $ 48,449
                                                                                   ========         ========


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                            1998                1997
                                                         --------             --------

REVENUES                                                 $ 12,218             $  5,715
                                                         --------             --------

COSTS AND EXPENSES:
   Practice compensation and benefits                       4,374                2,597
   Other direct costs                                       4,047                1,666
   General and administrative                               6,593                4,431
   Depreciation and amortization                            1,531                  309
   Special charges                                          2,946                1,256
                                                         --------             --------
                                                           19,491               10,259
                                                         --------             --------
LOSS FROM OPERATIONS                                       (7,273)              (4,544)

INTEREST INCOME                                               493                  328
INTEREST EXPENSE                                             (447)                 (89)
                                                         --------             --------

LOSS BEFORE INCOME TAX BENEFIT                             (7,227)              (4,305)

INCOME TAX BENEFIT                                          2,300                  864
                                                         --------             --------

NET LOSS                                                 $ (4,927)            $ (3,441)
                                                         ========             ========

LOSS APPLICABLE TO
   COMMON SHARES                                         $ (7,466)            $(13,093)
                                                         ========             ========

LOSS PER SHARE:

   Basic                                                 $  (1.16)            $  (2.43)
                                                         ========             ========

   Diluted                                               $  (1.16)            $  (2.43)
                                                         ========             ========


   Weighted average common shares outstanding               6,459                5,381
                                                         ========             ========




                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 1998 AND 1997
                                 (in thousands)


                                                                                                RETAINED
                                                                    ADDITIONAL      COMMON      EARNINGS/
                                                                     PAID-IN     STOCK TO BE   ACCUMULATED    TREASURY
                                   SHARES              AMOUNT        CAPITAL        ISSUED      (DEFICIT)      STOCK        TOTAL
                            -----------------   -----------------   ----------   -----------   -----------    --------    --------
                            PREFERRED  COMMON   REFERRED   COMMON
                            ---------  ------   --------   ------

Balance at
  December 31, 1996              25     5,302    $          $   5    $  4,843                   $   3,060                $  7,908
Treasury stock issued
  for services rendered                                                    10                                                  10
Medical Practice
  Transactions:
  Stock issued                            505                   1       2,303                                               2,304
  Value of 423,917
    Shares to be issued                                                               1,643                                 1,643
Dividends Preferred
   Stock - Series A                                                                                  (202)                   (202)
Issuance of Preferred
  Stock - Series B              250                  3                 32,836                      (8,333)                 24,506
Issuance of
  Contingent warrants                                                   1,000                      (1,000)
Dividends Preferred
  Stock-Series B                  1                                       117                        (117)
Options exercised                          79                             413                                                 413
Option remeasurement                                                      281                                                 281
Net Loss                                                                                           (3,441)                 (3,441)
                              -----    ------    -----      -----    --------      --------     ---------      ------    --------
Balance at
   December 31, 1997            276     5,886        3          6      41,803         1,643       (10,033)                 33,422
                              -----    ------    -----      -----    --------      --------     ---------      ------    --------
Treasury stock
   Repurchased at cost                                                                                           (250)       (250)
Medical Practice
   Transactions:
      Stock issued                        157                             747                                                 747
      Value of 30,001
       Shares to be issued                                                               78                                    78
Delivery of common
   stock to be issued                     424                   1       1,642        (1,643)
Issuance cost of
   Preferred Stock
   Series B                                                               (85)                                                (85)
Dividends on
   Preferred Stock
   Series A                                                                                          (202)                   (202)
   Series B                      24                                     2,337                      (2,337)
Options exercised                          90                             300                                                 300
Net Loss                                                                                           (4,927)                 (4,927)
                              -----    ------    -----      -----    --------      --------     ---------      ------    --------
Balance at
    December 31, 1998           300     6,557    $   3      $   7    $ 46,744      $     78     $ (17,499)     $ (250)   $ 29,083
                              =====    ======    =====      =====    ========      ========     =========      ======    ========



                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                1998                 1997
                                                                              --------             --------

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (4,927)            $ (3,441)
   Gain from sale of marketable securities                                         (74)
   Noncash adjustments:
     Special charges                                                             2,585                    9
     Depreciation and amortization                                               1,531                  309
     Stock option repricing                                                                             281
     Deferred income taxes                                                      (2,300)                (289)
     Other                                                                         153                   10
   Change in assets and liabilities, excluding acquisitions and dispositions:
     Accounts receivable, net                                                      421                2,072
     Other current assets                                                         (102)                (299)
     Other assets                                                                   75                  (63)
     Accounts payable                                                             (535)                (707)
     Accrued liabilities                                                            45                    3
     Due from /to affiliated medical groups                                       (306)                  66
     Income taxes receivable/payable                                               712               (1,261)
                                                                              --------             --------

             Net cash used by operating activities                              (2,722)              (3,310)
                                                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                          (573)                (461)
   Proceeds from sale of marketable securities                                     111
   Proceeds from sale of equipment                                                 199                   65
   Issuance of notes receivable                                                    (93)
   Collection on notes receivable                                                   50                  106
   Net payments in medical practice transactions                                (4,688)             (12,879)
                                                                              --------             --------
              Net cash used by investing activities                             (4,994)             (13,169)
                                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on bank borrowings                                                                       (2,061)
   Payments on other notes, net                                                 (1,747)
   Payments on capital lease obligations, net                                     (126)                 (98)
   Deferred financing costs                                                     (1,000)
   Proceeds from issuance of preferred stock                                                         25,000
   Payment to repurchase common shares                                            (250)
   Direct costs of preferred stock issuance                                        (85)                (196)
   Proceeds from exercise of stock options                                         300                  299
                                                                              --------             --------
             Net cash (used) provided by financing activities                   (2,908)              22,944
                                                                              --------             --------

NET CHANGE IN CASH AND EQUIVALENTS                                             (10,624)               6,465
CASH AND EQUIVALENTS:
   BEGINNING OF YEAR                                                            16,642               10,177
                                                                              --------             --------
   END OF YEAR                                                                $  6,018             $ 16,642
                                                                              ========             ========

                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (in thousands)


                                                                          YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                          1998                1997
                                                                        --------            --------

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                        $   136             $    88
   Income taxes paid (refunded)                                            (509)                533

NON CASH TRANSACTIONS:

   Details of medical practice transactions -
      Notes payable issued                                                                    2,590
      Common stock and additional paid-in capital issued                    747               2,304
      Common stock and additional paid-in capital
        to be issued                                                         78               1,643
      Deferred tax liability for book and tax
        basis differences                                                 2,204               8,177
      Liabilities assumed                                                    20                  62

   Others -
      Series B Preferred Stock -
      Accumulated deficit related to premium dividends                                        8,333
      Accumulated deficit related to warrant dividends                                        1,000
      Accrued liabilities related to unpaid issuance costs                                      298
      Accumulated deficit related to stock dividends                      2,337                 117
   Series A Preferred Stock -
      Increase in accrued liabilities related to
         unpaid dividends                                                   202                 202
      Furniture and equipment acquired under
         capital leases                                                     246                 422
      Direct financing of insurance premiums                                 97                 410
      Accounts receivable converted to
         notes receivable                                                                       717
      Deferred tax benefit for options exercised                                                114



                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, is a physician services company, which provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of December 31, 1998, the Company provided comprehensive management services under long-term agreements to four orthopaedic practices in four states. These practices provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal injuries and illnesses. The Company also owns and operates two work hardening facilities in Houston, Texas.

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain reclassifications to the prior year's financial statements have been made to conform to the 1998 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual future results could differ from those expected at the reporting date.

Cash equivalents

The Company considers its investment in highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the terms of the respective leases, and the amortization is included in depreciation and amortization expense.

Management Service Agreements and Other Assets

Management service agreements ("MSAs") consist of intangible assets attributable to the affiliated medical practices. As a result of certain developments in the physician practice management ("PPM") industry, the Company elected to change the amortization period of all its MSAs from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25 year amortization period initiates at the execution date of the MSA. This change in accounting estimate increased loss per share by $0.04 for the year ended December 31, 1998, excluding the effect of new MSAs to be executed in the future.

Under the long-term agreements, the medical groups have agreed to provide medical services on an exclusive basis only through the facilities managed by the Company. The MSAs can be terminated without penalty by the affiliated medical groups only for cause. At any time, any affiliated medical group can terminate an MSA by tendering to IOI the MSA and the assets of the group. If the affiliated medical group breaches the MSA, the group is responsible to pay liquidated damages to IOI in the same amount as that which would be due if the group terminated the MSA without cause.

The Company regularly evaluates the carrying value of the MSAs versus the discounted cash benefit expected to be realized from the performance of the underlying physician practices and adjusts for any impairment in value if there are indicators that the value of the MSA may be impaired.

Deferred financing costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt, and are included in interest expense.

Revenue Recognition

The Company's revenues represent the contractual fees earned under the MSAs with orthopaedic groups. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the medical groups with the exception of the amounts retained by physicians. The Company's revenues include the reimbursement of all medical practice operating costs and the fixed and variable contractual management fees as defined and stipulated in the agreements. Revenues related to MSAs are accrued when collection is probable.

Income Taxes

The Company records its income taxes under the liability method. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company provides an allowance for tax assets not considered to be realizable based upon expected future levels of taxable income and the turnaround effect of deferred tax assets.

Fair Values of Financial Instruments

Due generally to their short term nature and current interest rates and terms, where applicable, the carrying value of the Company's assets and liabilities is believed to approximate their fair values unless otherwise indicated.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Stock-Based Compensation

The Company measures stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 16 for the pro forma disclosures of the effect on net loss and loss per common share as if the fair value-based method had been applied in measuring compensation expense.

Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998, which replaces the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for reviewing performances and making operating decisions.

NOTE 2.  LOSS PER SHARE

The components of basic EPS are as follows (in thousands, except per share data) for the years ended December 31:

                                               1998               EPS                  1997               EPS
                                            --------            -------             ---------           -------

Net loss                                    $ (4,927)           $ (0.77)            $  (3,441)          $ (0.64)
Series A Preferred
  stock dividend                                (202)             (0.03)                 (202)            (0.04)
Series B Preferred
  stock dividend                              (2,337)             (0.36)                 (117)            (0.02)
Series B Preferred
  Stock premium
  dividend                                                                             (8,333)            (1.55)
Series B Preferred
  Stock warrant
  dividend                                                                             (1,000)            (0.18)
                                            --------            -------             ---------           -------

Net loss
 available to
 common
 stockholders                               $ (7,466)           $ (1.16)            $ (13,093)          $ (2.43)
                                            ========            =======             =========           =======
Weighted average
  common shares
  outstanding                                   6,459                                   5,381
                                            =========                               =========


For the years ended December 31, 1998 and 1997, the diluted weighted average shares excluded the following as the issuance or conversion of these instruments results in anti-dilution (shares in thousands):

                                                                   1998                     1997
                                                           ------------------       -------------------
                                                                     WEIGHTED                  WEIGHTED
                                                                      AVERAGE                  AVERAGE
                                                                     EXERCISE                  EXERCISE
                                                           SHARES      PRICE        SHARES       PRICE
                                                           ------      -----        ------       -----

Employee stock options to purchase
       common stock                                        1,459      $  3.71        1,369       $  4.99
Warrants to purchase common stock                            200         2.13          200          2.13
Non-employee stock options to purchase
       common stock                                           58         4.15           98          4.17
Series A Preferred Stock convertible into
       common stock                                          872                       815
Series B Preferred Stock convertible into
       common stock                                        4,576                     4,186

NOTE 3 - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. The affiliated physician groups maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. With respect to the physician practice affiliation transactions entered into in 1998 and 1997, substantially all of the amounts retained by affiliated physician groups for 1998 and 1997 were contractually guaranteed as a minimum percentage of practice gross profit. The amounts retained by affiliated physician groups under management prior to 1997 were determined by combinations of fixed monthly and hourly amounts plus variable amounts based on various measures of practice operations in 1997.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                        -------------------------
                                                                                          1998             1997
                                                                                        --------         --------

Medical Service Revenue                                                                 $ 18,454         $  7,760
Less Amounts Retained by Medical Groups                                                    6,236            2,045
                                                                                        --------         --------

Revenues                                                                                $ 12,218         $  5,715
                                                                                        ========         ========

Management Services Agreements at year end                                                     4                3


In 1998, the four physician practices under Company management represent approximately 81% of the Company's revenue, and the loss of any one of these agreements could have a material adverse effect on the Company's operations and earnings. See Note 12.

In 1997, 74% of the Company's revenues were derived from one affiliated physician group, which was controlled 100% by William F. Donovan, M.D., a Company shareholder and director until December 12, 1997. Effective November 30, 1997 the Company terminated its MSA with this group.

For the years ended December 31, 1998 and 1997, the Company and affiliated physician groups derived approximately 24% and 46%, respectively, of their medical service revenue from services provided under workers' compensation programs, 35% and 16%, respectively, from contractual, fee-for-service arrangements with managed care programs and direct employer contracts and 1% and 16%, respectively, from personal injury claims subject to legal action, none of which aggregated more than 10% of medical service revenue. The remaining 40% and 22%, respectively, was derived from services provided under the Medicare and state Medicaid programs as well as various non-contracted fee-for-service payors. Changes in the payor reimbursement rates can affect the affiliated physician practices and, therefore, the Company's revenue.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes its billing activities on behalf of its affiliated physician groups are materially in compliance with applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Under its MSAs, receivables generated by affiliated physician groups from patient services are purchased by the Company at their net collectible value on a full recourse basis. The Company, therefore, does not have an allowance for doubtful accounts. As a result, the Company's accounts receivable are a function of medical service revenue of the affiliated physician groups rather than the Company's revenue. Such receivables are recorded by the affiliated physician groups net of contractual adjustments and allowance for doubtful accounts and are not collateralized.

NOTE 4 - MEDICAL PRACTICE TRANSACTIONS

During 1998 and 1997, the Company entered into long-term MSAs with four orthopaedic medical groups. The consideration paid for the medical groups to enter into long-term MSAs and for the non-medical assets of the medical groups, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes: (i) the assumption by the Company of certain liabilities, (ii) the value of Common Stock issued, (iii) the estimated value of commitments by the Company to issue common stock at specified future dates, (iv) short-term obligations, (v) non-negotiable subordinated convertible promissory notes, and (vi) cash payments and related transaction costs.

In 1998, the Company also paid $860,000 in cash and issued $90,000 in common stock to satisfy or amend existing MSAs. See Note 12.

NOTE 5 - SPECIAL CHARGES

During 1998, the Company recorded special charges of $2,946,000 relating to the write down to net realizable value of its practice MSAs and corporate restructuring charges. These amounts represent management's best estimate; however, the actual amounts when determined may differ from such estimates.

In 1997, the Company terminated certain management and consulting contracts and closed certain physical therapy and magnetic resonance imaging centers, and recognized a loss of $1,256,000 as a result of these transactions.

NOTE 6 - INCOME TAXES

The Company's income tax benefit consists of the following (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                              ------------------------
                                                1998             1997
                                              --------         -------
                 Federal:
                   Current                    $  1,191         $  719
                   Deferred                        732            259
                 State                             377            (114)
                                              --------         ------
                                              $  2,300         $  864
                                              ========         ======

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate to loss before income tax benefit is as follows (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                             -----------------------------
                                                                               1998                 1997
                                                                             --------             --------

Income tax benefits
    at U.S. statutory rates                                                  $  2,287             $  1,500
State income taxes, net of federal benefit                                       (250)                 (75)
Nondeductible expenses and other                                                  237                  (52)
Valuation allowance                                                                                   (509)
                                                                             --------             --------
                                                                             $  2,300             $    864
                                                                             ========             ========

Deferred income taxes at December 31 are comprised of:

                                                                               1998                 1997
                                                                             --------             --------

Deferred tax assets:
   Accrued expenses                                                          $    281             $
   Allowance for doubtful accounts                                                296
   Depreciation                                                                                         18
   Special charges not currently deductible for tax                               923
   Net operating loss carryforward                                              1,257                  509
   Stock Option accruals                                                                               227
   Other                                                                          193                   70
                                                                             --------             --------
                                                                                2,950                  824
   Valuation allowance                                                           (509)                (509)
                                                                             --------             --------
                                                                                2,441                  315
                                                                             --------             --------
Deferred tax liabilities:
   Intangible assets, net of amortization (MSAs)                              (10,127)              (8,170)
   Depreciation                                                                   (73)
                                                                             --------             --------
                                                                              (10,200)              (8,170)
                                                                             --------             --------
Net deferred tax liability                                                   $ (7,759)            $ (7,855)
                                                                             ========             ========


At December 31, 1998, the Company has a net operating loss carryforward of approximately $5,000,000 available for federal income tax purposes. A portion of the net operating loss, $1,498,000, expires in 2012. The current year's portion, or $3,502,000, expires in 2018. The Company has a valuation allowance of $509,000 recorded relating to the estimated net operating loss from 1997. No valuation allowance was recorded in 1998 as the Company expects to realize the benefit through future reversals of existing taxable temporary differences.

NOTE 7- SEGMENT DATA

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different operating and marketing strategies. During 1998, the Company has two reportable segments: (i) orthopaedic medical practice management services and
(ii) work hardening services. Under the practice management services, the Company provides comprehensive administrative and management services to its affiliated practices that encompass all aspects of the orthopaedic group's business operations. Under the work hardening services, the Company offers work injury prevention and rehabilitation services to workers.

The accounting policies of the segments are the same as those described in Note
1. The Company evaluates the performance of its segments based on segment profit. Segment profit for each segment includes revenue and expenses directly attributable to the segment. It excludes certain costs that are managed outside the reportable segments such as corporate expenses, income taxes and special charges. There are no intercompany transfers between segments. Prior to December 1997, work reconditioning was offered as an ancillary service in conjunction with an existing managed physician practice located in Houston that was subsequently divested in November 1997. Accordingly, the Company did not maintain separate balance sheet and capital expenditures information for the two work hardening facilities prior to December 1997. Income statement information is furnished to the extent it is practical.

Segment information as of and for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                           1998               1997
                                                         -------            -------

Revenue:
  Practice Management Services                           $ 9,862            $ 3,286
  Work Hardening Services                                  1,822              2,075
Earnings before interest, taxes,
  depreciation and amortization ("EBITDA")
  Practice Management Services                             2,663                405
  Work Hardening Services                                    664                693
Depreciation and amortization:
  Practice Management Services                             1,195                163
  Work Hardening Services                                     93                 64
Interest:
  Practice Management Services                                78                 35
  Work Hardening Services                                     12                  1
Income before income taxes:
  Practice Management Services                             1,390                206
  Work Hardening Services                                    560                628
Total assets:
  Practices Management Services                           33,147             28,833
  Work Hardening Services                                  9,547              9,428
Capital Expenditures:
  Practices Management Services                              261                461
  Work Hardening Services                                     35                (a)

A reconciliation of the Company's segment revenue, segment income before income tax benefit and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1998 and 1997 is as follows (in thousands):

                                                           1998                 1997
                                                         --------             --------

Segment revenue                                          $ 11,684             $  5,361
Divested operations
Other revenue (b)                                             534                  354
                                                         --------             --------
Total revenue                                            $ 12,218             $  5,715
                                                         ========             ========

Segment income  before income tax benefit                $  1,950             $    834
Corporate expenses, net                                    (6,253)              (3,883)
Divested operations                                            22
Special charges                                            (2,946)              (1,256)
                                                         --------             --------
Loss before income tax benefit                           $ (7,227)            $ (4,305)
                                                         ========             ========

                                                            1998                 1997
                                                         --------             --------

Segment assets                                           $ 42,694             $ 38,261
Corporate assets                                           42,906               43,883
Intercompany elimination                                  (41,490)             (33,992)
                                                         --------             --------
Total assets                                             $ 44,110             $ 48,152
                                                         ========             ========

------------------------------
(a) Amounts included with other segment amounts.
(b) Represents primarily gains associated with divested operations and from sale of investments.

NOTE 8 - INDEBTEDNESS

Indebtedness at December 31, 1998 and 1997 consists of the following (in thousands):

                                                                        1998                1997
                                                                      ---------          --------

     Short term obligation                                            $                  $  1,505
     Non-negotiable subordinated convertible  note payable                1,085             1,085
      Capital lease obligations                                             473               353
     Other                                                                  194               436
                                                                      ---------          --------
                                                                          1,752             3,379
      Less: current maturities                                              533             1,925
                                                                      ---------          --------
                                                                      $   1,219          $  1,454
                                                                      =========          ========

Revolving Credit Facility

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

The Credit Facility is secured by a first priority interest in the capital stock of substantially all of the Company's present and future subsidiaries. The terms of the Credit Agreement include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding interest and fixed charge coverage, leverage and minimum net worth. As of December 31, 1998, the Company was not in compliance with certain financial covenants as a result of operating losses incurred during the most recent twelve-month period, including the special charges recorded in the fourth quarter of 1998; therefore, no funds have been advanced to the Company under the Credit Facility as of such date. Additionally, the Company's lender has the right to terminate its commitment to make advances under the Credit Facility as the result of the Company's failure to meet such financial covenants. The Company is engaged in discussions with its lender regarding restructuring the terms of the Credit Facility. The Company incurred approximately $1.0 million in financing costs in connection with the Credit Agreement, which is being amortized over a three-year period. The Company recorded amortization expense of $153,000 in 1998.

Non-negotiable Subordinated Convertible Notes Payable

Pursuant to a practice affiliation transaction in 1997, the Company issued non-negotiable subordinated convertible promissory notes to certain physicians. These notes bear simple interest at seven percent per annum. Payments of principal plus the amount of interest accrued to date on the outstanding principal are due in five equal installments on the second through sixth anniversaries of issuance date. At each principal due date, the holder of the note may elect to receive payment in cash for both principal and interest or take payment in the form of Company common stock. If the holder elects to take payment in the form of Company common stock, the Company will issue approximately one-fifth of one share for each dollar of principal payment converted. If payment is taken in the form of Company stock, the accrued interest is waived by the holder.

If the Company fails to make payment under any of the notes, the respective physician group can terminate the related MSA for cause.

Other Debt

Other debt at December 31, 1998 and 1997 consisted primarily of unsecured notes. These obligations mature in various installments through 1999 at interest rates ranging from 7.5% to 8.25% in 1998 and 8.25% in 1997.

Maturities

Future principal maturities (in thousands) are $533 in 1999, $333 in 2000, $328 in 2001, $315 in 2002, and $243 in 2003.

NOTE 9 - LEASES

The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments for the next five years and thereafter are (in thousands):

                                                                                        CAPITAL         OPERATING
                                                                                        -------         ---------
Year ending December 31:

       1999                                                                             $  171           $   925
       2000                                                                                152               755
       2001                                                                                132               726
       2002                                                                                107               677
       2003                                                                                 27               243
       Years after 2003                                                                                    1,849
                                                                                        ------           -------
Total minimum lease payments                                                               589           $ 5,715
                                                                                                          =======
Less:  Amount representing interest                                                       (116)
                                                                                        ------
Present value of net minimum lease payments                                             $  473
                                                                                        ======

Future minimum lease payments under operating leases have been reduced for sublease rentals of $2,741,000. Rental expense was $1,065,000 and $764,000 for 1998 and 1997, respectively. Rental expense has been reduced for sublease rental income of $200,000 and $17,000 in 1998 and 1997, respectively.

The following summarized amounts relate to assets leased by the Company under capital leases (in thousands):

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                    1998             1997
                                                                                   -------         -------

         CLASSES OF PROPERTY
         Equipment                                                                 $   330         $   248
         Furniture & Fixtures                                                          354             236
                                                                                   -------         -------
         Less:  Accumulated amortization                                              (147)            (44)
                                                                                   -------         -------
                                                                                   $   537         $   440
                                                                                   =======         =======

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK - The Company has authorized capital stock consisting of (i) 50,000,000 shares of Common Stock, $.001 par value, and (ii) 10,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of Common Stock. As of December 31, 1998, the Company has designated 26,000 shares and 400,000 shares of its authorized Preferred Stock as Series A Preferred Stock (the "Series A Preferred") and Series B Preferred Stock (the "Series B Preferred"), of which 25,226 and 274,544 were issued and outstanding, respectively.

Holders of Common Stock are entitled to one vote per share in the election of five of eight of the Company's directors and on all other matters submitted to a vote at a meeting of shareholders. Holders of Series A Preferred and Series B Preferred have weighted voting rights equal to that number of shares of Common Stock into which it can be converted. Holders of Series B Preferred also have certain exclusive rights regarding the election of three of the Company's eight directors, and in an event of a breach by the Company of certain financial covenants, can elect a majority of the directors of the Company. In addition, the consent of the holders of Series A Preferred and Series B Preferred, voting as a class, are necessary for certain matters, including but not limiting to merger, consolidation, change in the capital structure, affiliation transactions and capital expenditures.

As of December 31, 1998, the Company was not in compliance with certain financial covenants of the Series B Preferred Securities Purchase Agreement. As a result, the holders of Series B Preferred have the right to designate a majority of the directors of the Company. The holders of Series B Preferred currently have not designated any additional directors of the Company.

The Series A Preferred provides for quarterly, cumulative dividends that accrue at the following rate per share per annum: (i) $8.00 for the period commencing on the date of issuance though June 30, 2001; (ii) $10.00 from July 1, 2001 through June 30, 2002; (iii) $12.00 from July 1, 2002 through June 30, 2003, and
(iv) $16.00 after July 1, 2003. Such dividends shall be first payable on June 30, 1999, subject to certain extensions, in preference and priority to any dividends paid to holders of Common Stock and on parity with the holders of the Series B Preferred. In the event of liquidation, the holder of each Series A Preferred will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. The Series A Preferred is convertible into shares of Common Stock at a rate equal to the liquidation payment divided by a factor of the lesser of (i) $3.50 or (ii) the average closing sales price of Common Stock for the twenty trading days immediately preceding the conversion. Holders of Series A Preferred may elect to convert at any time into Common Stock at the then established conversion rate. If shares of the Series A Preferred are outstanding after June 30, 2001, the Company's board of directors shall be increased by one, and the holders of such shares, voting as a separate series, shall be entitled to elect a director to fill such newly created directorship.

The Series B Preferred provides for quarterly, cumulative dividends that accrue at the rate of $9.00 per share per annum, subject to certain adjustments. Payment of such dividends shall be in preference and priority to any dividends paid to holders of the Common Stock and on parity with the holders of the Series A Preferred. At the option of the Company, such dividends may be paid in shares of Series B Preferred. In the event of liquidation, the holder of each Series B Preferred will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. The Series B Preferred is convertible into shares of Common Stock at a rate equal to the liquidation payment divided by a factor of the lesser of (i) $6.00 or (ii) the average closing sales price of Common Stock for the twenty trading days immediately preceding the conversion. Holders of the Series B Preferred may elect to convert at any time into Common Stock at the then established conversion rate.

The Company may elect to require the conversion of Series B Preferred into Common Stock at the then established conversion rate any time after the fifth anniversary of the Series B Preferred issuance date.

As of December 31, 1998, the Company was not in compliance with certain financial covenants of the Series B Preferred Securities Purchase Agreement. As a result, the holders of Series B Preferred have the right to designate a majority of the directors of the Company. The holders of Series B Preferred currently have not designated any additional directors of the Company.

During 1997, the Company recorded a one-time non-cash dividend of $9,333,000 on the Series B Preferred. Of this amount, $8,333,000 represented the difference in the initial Series B Preferred conversion price of $6.00 per share and the market value of the Company's Common Stock of $8.00 on the issuance date of the Series B Preferred. The remaining $1,000,000 represented the value of certain warrants issued in conjunction with the Series B Preferred as described below, as determined by an independent appraiser. Such non-cash dividends were recorded as a reduction to accumulated deficit and an increase to additional paid in capital.

WARRANTS - In conjunction with the issuance of the Series B Preferred, the Company issued contingent warrants ("Warrants"), giving the holders of the Warrants the right to acquire five million shares ("Warrant Shares") of the Company's Common Stock at the lesser of (i) $8.00 per share, (ii) the average closing sales price of the Common Stock for the twenty trading days immediately following March 29, 1999 or (iii) the average closing sales price of the Common Stock for the twenty trading days immediately following public disclosure of the Company's earnings for calendar year 1999. The Warrants are not exercisable until June 30, 2000 and shall expire in its entirety if the Company achieves all financial performance objectives as set forth in the Warrant Agreement. If the Company achieves a portion, but not all of the financial performance objectives, a portion of the Warrants will become vested. Vested Warrants may be exercised at any time until June 30, 2005, at which time all vested but unexercised Warrants will expire. Other provisions of the Warrant notwithstanding, the Warrant shall become exercisable immediately upon a Change of Control, as defined in the Warrant Agreement.

In February 1989, the Company issued warrants to purchase 100,000 shares of Common Stock each to Jose E. Kauachi, the Company's Chairman of the Board and William F. Donovan, M.D., a then member of the Board. These warrants were issued as compensation for services rendered and for each individual's personal guarantee of corporate debt and other obligations. By amendments effective in February 1994 and 1995, the expiration date of the warrants was extended to February 22, 1999 and the exercise price was adjusted from $1.75 to the then market value of $2.125 per share. Such warrants were not exercised on February 22, 1999.

STOCK OPTIONS - The Company has two stock option plans, the 1988 Stock Option Plan ( the "1988 Plan") and the 1997 Long Term Incentive Plan (the "1997 Plan"), that provide for the granting of either incentive stock options ("ISO"), non-qualified stock options ("NQO") and stock appreciation rights to key employees, non-employee members of the Company's Board of Directors and consultants. Individual option vesting and related terms are set by the Board of Directors. All individual option grants generally vest over time or based on pre-determined performance targets. Both plans provide that ISOs may not be granted at less than fair market value and NQOs cannot be granted at less than 85% of fair market value as of the date of grant. There are a total of 1,000,000 shares and 2,500,000 available for grant in the 1988 Plan and the 1997 Plan, respectively. As of December 31, 1998, options to purchase 267,000 shares of Common Stock were outstanding under the 1988 Plan at exercise prices of $2.50 to $5.25 per share, 163,800 were exercisable and no shares were available for future grant. Options to purchase 1,191,500 shares of Common Stock were outstanding under the 1997 Plan at exercise prices of $5.13 to $8.38 per share, 98,000 were exercisable and 1,308,500 were available for future grant.

The following summarizes the activity for the 1988 and 1997 option plans:

                                                                          WEIGHTED AVERAGE
                                                       SHARES              EXERCISE PRICE
                                                     ---------            -----------------

Balance, December 31, 1996                             586,582                  $  3.33

     Granted                                         1,145,250                  $  5.69
     Exercised                                         (78,500)                 $  3.81
     Expired or Forfeited                             (284,832)                 $  4.62
                                                     ---------

Balance, December 31, 1997                           1,368,500                 $  4.99
                                                     ---------

     Granted                                           682,500                 $  5.40
     Exercised                                         (89,750)                $  3.34
     Expired or Forfeited                             (502,750)                $  5.66
                                                     ---------

Balance, December 31, 1998                           1,458,500                 $  3.71
                                                     =========

Exercisable at December 31, 1998                       261,800                 $  4.08
                                                     =========

Available for Future Grant                           1,308,500
                                                     =========


                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                       ------------------------------------------------------       ------------------------------
                                              WEIGHTED-             WEIGHTED-                            WEIGHTED-
     RANGE OF            NUMBER                AVERAGE               AVERAGE          NUMBER             AVERAGE
     EXERCISE          OUTSTANDING            REMAINING              EXERCISE       EXERCISABLE          EXERCISE
      PRICES           AT 12/31/98        CONTRACTUAL LIFE            PRICE         AT 12/31/98           PRICE
     --------          -----------        ----------------          ---------       -----------          ---------

 $2.50 and under
  $2.51 - $5.00            100,000            6.1 years               $2.50           100,000             $2.50
  $5.01 - $7.50            416,500            9.1 years               $3.37            63,000             $3.31
     $7.51 +               823,500            8.9 years               $5.78            62,800             $5.13
                           118,500            8.9 years               $8.03            36,000             $8.00
                         ---------                                                   --------
                         1,458,500                                                    261,800
                         =========                                                   ========


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. The Company's pro forma information for the years ended December 31, 1998 and 1997 under the fair value method of SFAS No. 123 is as follows (in thousands, except for earnings per share data):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1998                        1997
                                                                             ----------                  ----------

Net loss - as reported                                                       $  (4,927)                  $   (3,441)
Net loss - pro forma                                                         $  (4,949)                  $   (3,685)

Earnings per share - as reported:
     Basic                                                                   $    (1.16)                  $    (2.43)
     Diluted                                                                 $    (1.16)                  $    (2.43)

Earnings per share - pro forma:
     Basic                                                                   $    (1.16)                  $    (2.48)
     Diluted                                                                 $    (1.16)                  $    (2.48)


Options granted in 1998 and 1997 had weighted average fair values of $2.16 and $2.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                              1998                            1997
                                                                           ----------                      ---------

     Expected dividend yield                                                       0%                           0%
     Expected stock price volatility                                              37%                          46%
     Expected life                                                             5 years                      5 years
     Risk-free interest rate                                                     4.7%                         5.7%

As of December 31, 1998, non-employee options to purchase 57,503 shares of Common Stock, granted under certain other agreements, were outstanding at exercise prices of $2.75 to $5.00 per share, all of which were vested.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LITIGATION - In January 1999, the Company and a subsidiary of the Company, IOI Management Services of Connecticut, Inc. ("IOI Regional"), filed suit against the medical practice located in Bridgeport, Connecticut, seeking to enforce certain repurchase obligations under the existing MSA. The MSA was terminated by the Company in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such a termination for cause, the Company and its subsidiary are entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, real estate, improvements, accounts receivable, contracts and intangibles. The Company believes that the total amount of the medical practice's repurchase obligations totals approximately $4.6 million. In addition, the Company is seeking money damages, compensatory damages and punitive damages in connection with certain related causes of action. The Company intends to vigorously pursue its claims in connection with this action; however, the ultimate outcome of this lawsuit cannot be predicted with certainty.

PROFESSIONAL AND LIABILITY RISKS - In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions. While the Company cannot predict the outcome of litigation actions, the Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

During 1997, the Company paid Mr. Jose E. Kauachi, a significant shareholder and the Company's Chairman of the Board of Directors and former Chief Executive Officer, $966,000 to terminate a three-year consulting contract with the Company. Mr. Kauachi also agreed to change the expiration date of an option to purchase 50,000 shares of IOI common stock from February 2, 2005 to December 31, 1999. The Company recorded a non-cash charge to consulting expense and an offsetting increase in additional paid in capital of $281,250 in conjunction with such modification.

The Company, either directly or through an affiliated medical group, paid William F. Donovan, M.D., a then member of the Company's Board of Directors, and Northshore Orthopedics Assoc. ("NSO"), a professional corporation owned by Dr. Donovan, $668,000 in 1997 for certain services rendered and equipment and leasehold rentals. In December 1997, in conjunction with terminating the MSA with this affiliated medical group, the Company recorded a charge of $548,000 to write down a note receivable from NSO to its estimated realizable value.

NOTE 14.   QUARTERLY DATA (Unaudited)

The following table summarizes the Company's quarterly financial data for the year ended December 31, 1998 to reflect the reallocation of income tax benefits to the appropriate quarterly periods:

                                                               LOSS APPLICABLE          LOSS
                                                 NET                  TO                  PER
              QUARTERS                           LOSS           COMMON SHARES           SHARE
              --------                         -------         ---------------          -------

First
  Previously Reported                         $   (681)           $ (1,288)            $ (0.20)
  Effect of  Income Tax Benefit
  Restated                                         218                 218                0.03
                                               -------             -------             -------
                                                  (463)             (1,070)              (0.17)
                                               -------             -------             -------
Second
  Previously Reported                         $ (1,163)           $ (1,777)            $ (0.27)
  Effect of Income Tax Benefit                     372                 372                0.05
                                               -------             -------             -------
  Restated                                        (791)             (1,405)              (0.22)
                                               -------             -------             -------

Third
  Previously Reported                         $   (810)           $ (1,456)            $ (0.22)
  Effect of Income Tax Benefit                     259                 259                0.04
                                               -------             -------             -------
  Restated                                        (551)             (1,197)              (0.18)
                                               -------             -------             -------

Fourth                                        $ (3,122)           $ (3,794)            $ (0.58)
                                               -------             -------             -------

Total                                         $ (4,927)           $ (7,466)            $ (1.16)
                                               =======             =======             =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By unanimous written consent on February 3, 1999, the Company's Board of Directors dismissed the firm of PricewaterhouseCoopers LLP as IOI's principal accountant and engaged the accounting firm of Ernst & Young LLP as principal accountant to audit IOI's financial statements for the year ended December 31, 1998. During the two most recent fiscal years ended December 31, 1997 and the subsequent interim period preceding the dismissal, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. PricewaterhouseCoopers LLP's report on the financial statements of IOI for the past two years contained no adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index to Exhibits

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

2.1                   Stock Purchase Agreement by and among Integrated
                      Orthopaedics, Inc., Jack L. Winters, M.D., A.G. Kleinschmidt, Jr.,
                      M.D., Joseph J. Frensilli, M.D., Robert A. Fleming, Jr., M.D.
                      Chris J. DiGrado, M.D., and Ralph P. Katz, M.D. dated
                      November 12, 1997.                                                       (11)Exhibit (1)

2.2                   Stock Purchase Agreement by and among Integrated
                      Orthopaedics, Inc., Wayne Conrad, M.D., I. Stanley Porter,
                      M.D., Gary Zartman M.D., and Mark K. Perezous, M.D. dated
                      December 15, 1997.                                                       (11)Exhibit 99.01

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------


2.3                   Stock Purchase Agreement by and among Integrated                        (15) Exhibit 2.4
                      Orthopaedics, Inc., Kenneth J. Cavanaugh, M.D., Thomas J.
                      Darrah, M.D., Robert E. FitzGibbons, M.D., Gerald R. Rupp,
                      M.D., and Samuel E. Smith, M.D. dated March 12, 1998.


2.4                   Stock Purchase and Sale Agreement by and between Integrated              (16) Exhibit 2.4
                      Orthopaedics, Inc. and Merritt Orthopaedic Associates, P.C.,
                      dated July 17, 1998.


3.1                   Articles of Incorporation of the Company, as amended to
                      date.                                                                    (7) Exhibit 3.1

3.2                   Bylaws of the Company, as amended to date.                               (14) Exhibit 3.2

4.1                   Certificate of Designation and Determination of rights and
                      Preferences of Cumulative Convertible Preferred Stock,
                      Series A of the Company.                                                 (12) Exhibit 4.01

4.2                   Certificate of Designation, Rights and Preferences of Series B
                      Convertible, Non-Redeemable Preferred Stock of the
                      Company.                                                                 (12) Exhibit 4.02

4.3                   Warrant Agreement dated as of December 12, 1997, by and
                      Among the Company, FW Integrated Orthopaedics Investors,
                      L.P.
                      and FW Integrated Orthopaedics Investors II, L.P.                        (12) Exhibit 4.03

4.4                   Warrant Certificate dated December 12, 1997, issued to FW
                      Integrated Orthopaedics Investors, L.P.                                  (12) Exhibit 4.04

4.5                   Warrant Certificate dated December 12, 1997, issued to FW
                      Integrated Orthopaedics Investors II, L.P.                               (12) Exhibit 4.05

4.6                   Specimen of Common Stock Certificate, $.001
                      par value, of the Company.                                               (1) Exhibit 4.1

10.2                  1988 Stock Option Plan of Doctors Rehabilitation
                      Corporation of America.                                                  (2) Exhibit 10.1*

10.3                  Amendment of 1988 Stock Option Plan.                                     (3) Exhibit 10.2*

10.5                  Administrative Services Agreement between DRCA Houston
                      Clinics, Inc. and the Company dated effective
                      August 1, 1993.                                                          (4) Exhibit 10.57

10.6                  Incentive Stock Option Agreement between the Company and
                      William F. Donovan, M.D. dated February 2, 1995.                         (5) Exhibit 10.85*

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

10.8                  Investment Agreement by and between the Company and
                      Chartwell Capital Investors, L.P. dated April 12, 1996.                  (6) Exhibit 10.50

10.10                 Option Agreement between the Company and Victor M.
                      Rivera, M.D. dated April 11, 1996                                        (6) Exhibit 10.52

10.11                 Executive Employment Agreement between the Company and
                      Jose E. Kauachi dated November 15, 1997                                  (14) Exhibit 10.11

10.12                 Termination of Employment Agreement between the Company
                      and Jose Kauachi dated December 12, 1997.                                (14) Exhibit 10.12

10.13                 Consulting Agreement between the Company and John B.
                      McGinty, M.D. dated October 6, 1997                                      (14) Exhibit 10.13

10.14                 Consulting Agreement between the Company and Jose E.
                      Kauachi dated December 12, 1997.                                         (14) Exhibit 10.14

10.15                 Termination and Release Agreement between the Company
                      and Jose E. Kauachi dated December 31, 1997                              (14) Exhibit 10.15

10.16                 Integrated Orthopaedics, Inc.'s 1997 Long Term Incentive
                      Plan                                                                     (14) Exhibit 10.16

10.17                 Loan Agreement dated July 1, 1997 by and between the
                      Company and Wells Fargo Bank (Texas) N.A.                                (9) Exhibit 10.35

10.18                 Employment Agreement between the Company and Alex Lukianov
                      dated effective April 21, 1997.                                          (8) Exhibit 10.33

10.19                 Employment Agreement between the Company and G. Rogan Fry
                      dated effective April 21, 1997.                                          (8) Exhibit 10.34

10.20                 Executive Employment Agreement between the Company and
                      Ronald E. Pierce dated December 12, 1997.                                (14) Exhibit 10.20

10.21                 Employment Contract between the Company and Kerry N.
                      Lowery dated September 30, 1997.                                         (14) Exhibit 10.21

10.22                 Securities Purchase Agreement dated as of December 12, 1997 by and among the Company, FW Integrated Orthopaedics
                      Investors, L.P., FW Integrated Orthopaedics Investors II, L.P.
                      and certain other signatories                                            (12) Exhibit 99.01

10.23                 Registration Rights Agreement dated as of December 12,
                      1997, by and among the Company, FW Integrated Orthopaedics
                      Investors, L.P. and FW Integrated Orthopaedics Investors
                      II, L.P.                                                                 (12) Exhibit 99.02

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

10.24                 Termination Agreement dated as of November 30, 1997,
                      by and among the Company, IOI Management Services of
                      Houston, Inc., PhysiCare, L.L.P., William F. Donovan, M.D.,
                      Northshore Orthopedics Assoc. and Occupational Medicine
                      Associates of Houston, P.A.                                              (12) Exhibit 99.03

10.25                 Donovan Termination Agreement dated as of December 12, 1997, by and among PhysiCare, L.L.P., William F. Donovan, MD.,
                      Northshore Orthopedics Assoc. and Occupational Medicine
                      Associates of Houston, P.A.                                              (12) Exhibit 99.04

10.26                 Management Services Agreement effective September 22, 1997
                      Among Integrated Orthopaedics, Inc., IOI Management
                      Services of Connecticut, Inc., Merritt Orthopaedic
                      Associates, P.C., Patrick J. Carolan, M.D., and Mark E.
                      Wilchinsky, M.D.                                                         (10) Exhibit 1

10.27                 Agreement to Change Effective Date from September 22, 1997 to October 1, 1997, effective September 29, 1997 among
                      Integrated Orthopaedics, Inc., IOI Management Services of
                      Connecticut, Inc., Merritt Orthopaedic Associates, P.C.,
                      Patrick J. Carolan, M.D., Mark E. Wilchinsky, M.D.,
                      Beverly Carolan, M.D., and Girard J. Girasole, M.D.                      (10) Exhibit 2

10.28                 Amendment, effective July 17, 1998, to Mangement Services
                      Agreement effective September 22, 1997, among Integrated
                      Orthopaedics, Inc., IOI Management Services of
                      Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick
                      J. Carolan, M.D. and Mark E. Wilchinsky, M.D.                            (16) Exhibit 10.28

10.29                 $65 Million Revolving Credit Agreement dated as of
                      July 10, 1998, among Integrated Orthopaedics, Inc.,
                      Borrower, Nationsbank, N.A., Administrative Agent,
                      and the Lenders named therein.                                           (16) Exhibit 10.29

10.30                 Executive Employment Agreement between the Company and
                      Mark P. Kingston dated April 1, 1998.                                    (18) Same

10.31                 Executive Employment Agreement between the Company and
                      Gerald R. Wicker dated November 30, 1998.                                (18) Same

11                    Statement re computation of per share earnings.                          (18) Same

16                    Letter on change in certifying accountant.                               (17) Exhibit 16

21                    Subsidiaries of the Company.                                             (18) Same

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

23.1                  Consent of Ernst & Young LLP, Independent Auditors to
                      incorporation by reference of their report contained in this
                      Report on Form 10-KSB into the Company's Registration
                      Statement on Form S-8, Registration No. 33-42624, filed
                      with the Securities and Exchange Commission ("SEC") on
                      September 6, 1991, and the Company's Registration
                      Statement on Form S-8, Registration No. 333-50257, filed
                      with the SEC on April 16, 1998.                                          (18) Same

23.2                  Consent of PricewaterhouseCoopers LLP..                                  (18) Same

27                    Financial Data Schedule.                                                 (18) Same


(1)Incorporated by reference to the Company's Annual Report on 10-K dated March 28, 1991 (under the exhibit number indicated in the column titled "Filed As").

(2)Incorporated by reference to the Doctors Rehabilitation Corporation of America Registration Statement on Form 10, Registration No. 0-17006 (under the exhibit number indicated in the column titled "Filed As").

(3)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/93 dated November 12, 1993 (under the exhibit number indicated in the column titled "Filed As").

(4)Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1994 (under the exhibit number indicated in the column titled "Filed As").

(5)Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1995 (under the exhibit number indicated in the column titled "Filed As").

(6)Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 1996 (under the exhibit number indicated in the column titled "Filed As").

(7)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/97 dated May 15, 1997 (under the exhibit number indicated in the column titled "Filed As").

(8)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/97 dated August 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

(9)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/97 dated November 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

(10)Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1997 (under the exhibit number indicated in the column titled "Filed As").

(11)Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

(12)Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

(13)Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 1997 (under the exhibit number indicated in the column titled "Filed As").

(14)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended 12/31/97 dated March 27, 1998 (under the exhibit number indicated in the column titled "Filed As").

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/98 dated May 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(16)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/98 dated November 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(17)Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1998 (under the exhibit number indicated in the column titled "Filed As").

(18)Filed herewith

* Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTEGRATED ORTHOPAEDICS, INC.



                               By:              /s/ Ronald E. Pierce
                                     -------------------------------------------
                                     RONALD E. PIERCE
                                     President and Chief Executive Officer

                               Dated:  March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                              Title                                        Date
---------                                              -----                                        ----

By:   /s/ Jose E. Kauachi                              Non-executive                           March 31 , 1999
   ------------------------------------------------     Chairman of the Board
     JOSE E. KAUACHI


By:  /s/ Ronald E. Pierce                              President, Chief Executive              March 31 ,1999
   ------------------------------------------------     Officer and Director
     RONALD E. PIERCE


By:  /s/ Gerald R. Wicker                              Executive Vice President, Chief         March 31, 1999
   ------------------------------------------------     Financial Officer, Treasurer
     GERALD R. WICKER                                   and Secretary


By:  /s/ Steven B. Gruber                              Director                                March 31, 1999
   ------------------------------------------------
     STEVEN B. GRUBER


By:  /s/ Clifford R. Hinkle                            Director                                March 31, 1999
   ------------------------------------------------
     CLIFFORD R. HINKLE


By:  /s/ Mark A. Wolfson                               Director                                March 31, 1999
   ------------------------------------------------
     MARK A. WOLFSON


By:  /s/ Scott J. Hancock                              Director                                March 31, 1999
   ------------------------------------------------
     SCOTT J. HANCOCK

                               INDEX TO EXHIBITS



EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

2.1                   Stock Purchase Agreement by and among Integrated
                      Orthopaedics, Inc., Jack L. Winters, M.D., A.G. Kleinschmidt, Jr.,
                      M.D., Joseph J. Frensilli, M.D., Robert A. Fleming, Jr., M.D.
                      Chris J. DiGrado, M.D., and Ralph P. Katz, M.D. dated
                      November 12, 1997.                                                       (11)Exhibit (1)

2.2                   Stock Purchase Agreement by and among Integrated
                      Orthopaedics, Inc., Wayne Conrad, M.D., I. Stanley Porter,
                      M.D., Gary Zartman M.D., and Mark K. Perezous, M.D. dated
                      December 15, 1997.                                                       (11)Exhibit 99.01

2.3                   Stock Purchase Agreement by and among Integrated                         (15) Exhibit 2.4
                      Orthopaedics, Inc., Kenneth J. Cavanaugh, M.D., Thomas J.
                      Darrah, M.D., Robert E. FitzGibbons, M.D., Gerald R. Rupp,
                      M.D., and Samuel E. Smith, M.D. dated March 12, 1998.

2.4                   Stock Purchase and Sale Agreement by and between Integrated              (16) Exhibit 2.4
                      Orthopaedics, Inc. and Merritt Orthopaedic Associates, P.C.,
                      dated July 17, 1998.

3.1                   Articles of Incorporation of the Company, as amended to
                      date.                                                                    (7) Exhibit 3.1

3.2                   Bylaws of the Company, as amended to date.                               (14) Exhibit 3.2

4.1                   Certificate of Designation and Determination of rights and
                      Preferences of Cumulative Convertible Preferred Stock,
                      Series A of the Company.                                                 (12) Exhibit 4.01

4.2                   Certificate of Designation, Rights and Preferences of Series B
                      Convertible, Non-Redeemable Preferred Stock of the
                      Company.                                                                 (12) Exhibit 4.02

4.3                   Warrant Agreement dated as of December 12, 1997, by and
                      Among the Company, FW Integrated Orthopaedics Investors,
                      L.P.
                      and FW Integrated Orthopaedics Investors II, L.P.                        (12) Exhibit 4.03

4.4                   Warrant Certificate dated December 12, 1997, issued to FW
                      Integrated Orthopaedics Investors, L.P.                                  (12) Exhibit 4.04

4.5                   Warrant Certificate dated December 12, 1997, issued to FW
                      Integrated Orthopaedics Investors II, L.P.                               (12) Exhibit 4.05

4.6                   Specimen of Common Stock Certificate, $.001
                      par value, of the Company.                                               (1) Exhibit 4.1

10.2                  1988 Stock Option Plan of Doctors Rehabilitation
                      Corporation of America.                                                  (2) Exhibit 10.1*

10.3                  Amendment of 1988 Stock Option Plan.                                     (3) Exhibit 10.2*

10.5                  Administrative Services Agreement between DRCA Houston
                      Clinics, Inc. and the Company dated effective
                      August 1, 1993.                                                          (4) Exhibit 10.57

10.6                  Incentive Stock Option Agreement between the Company and
                      William F. Donovan, M.D. dated February 2, 1995.                         (5) Exhibit 10.85*

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

10.8                  Investment Agreement by and between the Company and
                      Chartwell Capital Investors, L.P. dated April 12, 1996.                  (6) Exhibit 10.50

10.10                 Option Agreement between the Company and Victor M.
                      Rivera, M.D. dated April 11, 1996                                        (6) Exhibit 10.52

10.11                 Executive Employment Agreement between the Company and
                      Jose E. Kauachi dated November 15, 1997                                  (14) Exhibit 10.11

10.12                 Termination of Employment Agreement between the Company
                      and Jose Kauachi dated December 12, 1997.                                (14) Exhibit 10.12

10.13                 Consulting Agreement between the Company and John B.
                      McGinty, M.D. dated October 6, 1997                                      (14) Exhibit 10.13

10.14                 Consulting Agreement between the Company and Jose E.
                      Kauachi dated December 12, 1997.                                         (14) Exhibit 10.14

10.15                 Termination and Release Agreement between the Company
                      and Jose E. Kauachi dated December 31, 1997                              (14) Exhibit 10.15

10.16                 Integrated Orthopaedics, Inc.'s 1997 Long Term Incentive
                      Plan                                                                     (14) Exhibit 10.16

10.17                 Loan Agreement dated July 1, 1997 by and between the
                      Company and Wells Fargo Bank (Texas) N.A.                                (9) Exhibit 10.35

10.18                 Employment Agreement between the Company and Alex Lukianov
                      dated effective April 21, 1997.                                          (8) Exhibit 10.33

10.19                 Employment Agreement between the Company and G. Rogan Fry
                      dated effective April 21, 1997.                                          (8) Exhibit 10.34

10.20                 Executive Employment Agreement between the Company and
                      Ronald E. Pierce dated December 12, 1997.                                (14) Exhibit 10.20

10.21                 Employment Contract between the Company and Kerry N.
                      Lowery dated September 30, 1997.                                         (14) Exhibit 10.21

10.22                 Securities Purchase Agreement dated as of December 12, 1997 by and among the Company, FW Integrated Orthopaedics
                      Investors, L.P., FW Integrated Orthopaedics Investors II, L.P.
                      and certain other signatories                                            (12) Exhibit 99.01

10.23                 Registration Rights Agreement dated as of December 12,
                      1997, by and among the Company, FW Integrated Orthopaedics
                      Investors, L.P. and FW Integrated Orthopaedics Investors
                      II, L.P.                                                                 (12) Exhibit 99.02

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

10.24                 Termination Agreement dated as of November 30, 1997,
                      by and among the Company, IOI Management Services of
                      Houston, Inc., PhysiCare, L.L.P., William F. Donovan, M.D.,
                      Northshore Orthopedics Assoc. and Occupational Medicine
                      Associates of Houston, P.A.                                              (12) Exhibit 99.03

10.25                 Donovan Termination Agreement dated as of December 12, 1997, by and among PhysiCare, L.L.P., William F. Donovan, MD.,
                      Northshore Orthopedics Assoc. and Occupational Medicine
                      Associates of Houston, P.A.                                              (12) Exhibit 99.04

10.26                 Management Services Agreement effective September 22, 1997
                      Among Integrated Orthopaedics, Inc., IOI Management
                      Services of Connecticut, Inc., Merritt Orthopaedic
                      Associates, P.C., Patrick J. Carolan, M.D., and Mark E.
                      Wilchinsky, M.D.                                                         (10) Exhibit 1

10.27                 Agreement to Change Effective Date from September 22, 1997 to October 1, 1997, effective September 29, 1997 among
                      Integrated Orthopaedics, Inc., IOI Management Services of
                      Connecticut, Inc., Merritt Orthopaedic Associates, P.C.,
                      Patrick J. Carolan, M.D., Mark E. Wilchinsky, M.D.,
                      Beverly Carolan, M.D., and Girard J. Girasole, M.D.                      (10) Exhibit 2

10.28                 Amendment, effective July 17, 1998, to Mangement Services
                      Agreement effective September 22, 1997, among Integrated
                      Orthopaedics, Inc., IOI Management Services of
                      Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick
                      J. Carolan, M.D. and Mark E. Wilchinsky, M.D.                            (16) Exhibit 10.28

10.29                 $65 Million Revolving Credit Agreement dated as of
                      July 10, 1998, among Integrated Orthopaedics, Inc.,
                      Borrower, Nationsbank, N.A., Administrative Agent,
                      and the Lenders named therein.                                           (16) Exhibit 10.29

10.30                 Executive Employment Agreement between the Company and
                      Mark P. Kingston dated April 1, 1998.                                    (18) Same

10.31                 Executive Employment Agreement between the Company and
                      Gerald R. Wicker dated November 30, 1998.                                (18) Same

11                    Statement re computation of per share earnings.                          (18) Same

16                    Letter on change in certifying accountant.                               (17) Exhibit 16

21                    Subsidiaries of the Company.                                             (18) Same

EXHIBIT NO.           EXHIBIT TITLE                                                            FILED AS
-----------           ------------------------------------------------------------------       --------

23.1                  Consent of Ernst & Young LLP, Independent Auditors to
                      incorporation by reference of their report contained in this
                      Report on Form 10-KSB into the Company's Registration
                      Statement on Form S-8, Registration No. 33-42624, filed
                      with the Securities and Exchange Commission ("SEC") on
                      September 6, 1991, and the Company's Registration
                      Statement on Form S-8, Registration No. 333-50257, filed
                      with the SEC on April 16, 1998.                                          (18) Same

23.2                  Consent of PricewaterhouseCoopers LLP..                                  (18) Same

27                    Financial Data Schedule.                                                 (18) Same


(1)Incorporated by reference to the Company's Annual Report on 10-K dated March 28, 1991 (under the exhibit number indicated in the column titled "Filed As").

(2)Incorporated by reference to the Doctors Rehabilitation Corporation of America Registration Statement on Form 10, Registration No. 0-17006 (under the exhibit number indicated in the column titled "Filed As").

(3)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/93 dated November 12, 1993 (under the exhibit number indicated in the column titled "Filed As").

(4)Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1994 (under the exhibit number indicated in the column titled "Filed As").

(5)Incorporated by reference to the Company's Annual Report on Form 10-KSB dated March 30, 1995 (under the exhibit number indicated in the column titled "Filed As").

(6)Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 1996 (under the exhibit number indicated in the column titled "Filed As").

(7)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/97 dated May 15, 1997 (under the exhibit number indicated in the column titled "Filed As").

(8)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 6/30/97 dated August 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

(9)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/97 dated November 14, 1997 (under the exhibit number indicated in the column titled "Filed As").

(10)Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1997 (under the exhibit number indicated in the column titled "Filed As").

(11)Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

(12)Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

(13)Incorporated by reference to the Company's Current Report on Form 8-K dated December 18, 1997 (under the exhibit number indicated in the column titled "Filed As").

(14)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended 12/31/97 dated March 27, 1998 (under the exhibit number indicated in the column titled "Filed As").

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/98 dated May 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(16)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/98 dated November 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(17)Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1998 (under the exhibit number indicated in the column titled "Filed As").

(18)Filed herewith

* Management contract or compensatory plan or arrangement