Form 10QSB
period 1999-03-31
INTEGRATED ORTHOPEDICS INC
filed 1999-05-14
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------

                                  FORM 10-QSB


{ X }    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

{   }   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

          For the transition period from __________ to __________.


                          COMMISSION FILE NO. 1-10677
                                              -------

                         INTEGRATED ORTHOPAEDICS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  76-0203483
                 -----                                  ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                5858 Westheimer, Suite 500, Houston, Texas 77057
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 225-5464
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days:
YES  X    NO
   ------   ------

As of May 13, 1999, 6,496,540 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES      NO  X
                                                 -----   -----

                         INTEGRATED ORTHOPAEDICS, INC.
                                  FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1999

                                     INDEX



                                                                                                          PAGE
                                                                                                           NO.
                                                                                                           ---

PART I.  FINANCIAL INFORMATION

                  Item     1. Financial Statements

                              Condensed Consolidated Balance Sheets--
                              March 31, 1999 and December 31, 1998...........................................1

                              Consolidated Statements of Operations--
                              Three Months ended March 31, 1999 and 1998.....................................2

                              Condensed Consolidated Statements of Cash Flows--
                              Three months ended March 31, 1999 and 1998.....................................3

                              Notes to Condensed Consolidated Financial Statements...........................4


                  Item     2. Management's Discussion and Analysis of Financial
                              Condition and Results of Operations............................................8


PART II. OTHER INFORMATION..................................................................................12


SIGNATURES                    ..............................................................................14

                         INTEGRATED ORTHOPAEDICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,       December 31,
                                                                           1999              1998
                                                                        ----------       ------------
                                                                        (Unaudited)
                                ASSETS
Current Assets:
   Cash and cash equivalents .......................................    $    5,216       $      6,018
   Accounts receivable, net ........................................         3,054              3,269
   Other current assets ............................................         1,225              1,566
   Deferred income taxes ...........................................         2,838              2,441
                                                                        ----------       ------------
     Total Current Assets ..........................................        12,333             13,294
                                                                        ----------       ------------
Property and equipment (including capital leases) ..................         5,186              4,340
Less: Accumulated depreciation and amortization ....................        (2,664)            (2,502)
                                                                        ----------       ------------
Net property and equipment .........................................         2,522              1,838
                                                                        ----------       ------------
Management services agreements, net ................................        27,993             28,272
Other assets .......................................................           585                706
                                                                        ----------       ------------
TOTAL ASSETS .......................................................    $   43,433       $     44,110
                                                                        ==========       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................................    $      137       $        231
   Accrued liabilities .............................................         2,423              2,844
   Current maturities of notes payable and capital lease obligations           458                533
                                                                        ----------       ------------
     Total Current Liabilities .....................................         3,018              3,608
                                                                        ----------       ------------
Notes payable ......................................................           877                868
Obligations under capital leases ...................................           980                351
Deferred income taxes ..............................................        10,200             10,200
                                                                        ----------       ------------
     Total Liabilities .............................................        15,075             15,027
                                                                        ----------       ------------
Commitments and contingencies ......................................          --                 --

Stockholders' Equity:
   Preferred stock .................................................             3                  3
   Common stock ....................................................             7                  7
   Additional paid-in-capital ......................................        47,353             46,744
   Common stock to be issued .......................................            78                 78
   Accumulated deficits ............................................       (18,833)           (17,499)
   Treasury shares .................................................          (250)              (250)
                                                                        ----------       ------------
     Total Stockholders' Equity ....................................        28,358             29,083
                                                                        ----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................    $   43,433       $     44,110
                                                                        ==========       ============


             The accompanying notes are an integral part of these financial statements.

                         INTEGRATED ORTHOPAEDICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                     (UNAUDITED)
                                                             --------------------------
                                                                 1999            1998
                                                             ----------      ----------

          Revenues .................................         $    2,858      $    2,638

          Costs and Expenses:
              Practice compensation and benefits ...         $    1,032      $      929
              Other direct costs ...................                919             877
              General and administrative ...........              1,391           1,415
              Depreciation and amortization ........                453             247
                                                             ----------      ----------
                                                             $    3,795      $    3,468

          Loss from Operations .....................         $     (937)     $     (830)

          Interest Income ..........................                 69             180
          Interest Expense .........................               (204)            (31)
                                                             ----------      ----------

          Loss Before Income Tax Benefit ...........         $   (1,072)     $     (681)

          Income Tax Benefit .......................                397             218
                                                             ----------      ----------

          Net Loss .................................         $     (675)     $     (463)
                                                             ==========      ==========
           Loss applicable to common shares ........         $   (1,334)     $   (1,070)
                                                             ==========      ==========

          Loss Per Share:
            Basic and diluted ......................         $    (0.20)     $    (0.17)
                                                             ==========      ==========

          Weighted average common shares
            outstanding.............................              6,527           6,336



             The accompanying notes are an integral part of these financial statements.

                         INTEGRATED ORTHOPAEDICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                      (UNAUDITED)
                                                                                               ------------------------
                                                                                                   1999          1998
                                                                                               ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................................    $     (675) $       (463)
Non-cash expenses and changes in operating assets and liabilities .........................           214        (1,037)
                                                                                               ----------  ------------
              Net Cash Used In Operating Activities .......................................          (461)       (1,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .....................................................          (182)         (215)
  Proceeds from sale of marketable securities .............................................          --             111
  Collection on notes receivable ..........................................................          --              52
  Net payments in medical practice transaction ............................................          --          (3,602)
                                                                                               ----------  ------------
             Net Cash Used in Investing Activities ........................................          (182)       (3,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and capital lease obligations .........................................          (159)       (1,582)
                                                                                               ----------  ------------
             Net Cash Used in Financing Activities ........................................          (159)       (1,582)

                                                                                               ----------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................................          (802)       (6,736)
Cash and Cash Equivalents at Beginning of the Period ......................................         6,018        16,642
                                                                                               ----------  ------------
Cash and Cash Equivalents at End of the Period ............................................    $    5,216  $      9,906
                                                                                               ==========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid ...........................................................................    $      186  $         11
  Income taxes paid (refunded) ............................................................    $       (5) $        135

NON CASH TRANSACTIONS AND OTHERS:
  Details of medical practice transaction -
     Liabilities assumed ..................................................................    $     --    $        (20)
     Deferred tax liability for book and tax basis difference .............................    $     --    $     (2,204)
     Common stock and additional paid in capital issued and to be issued ..................    $     --    $       (757)
  Others -
     Series B Preferred Stock - accumulated deficit related to stock dividends ............    $      609  $        557
     Series A Preferred Stock - increase in accrued liabilities related to unpaid dividends    $       50  $         50
     Equipment acquired under capital leases ..............................................    $      663  $       --


                       The accompanying notes are an integral part of these financial statements.

                         INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, is a physician services company which provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of March 31, 1999, the Company provided comprehensive management services under long-term agreements to three orthopaedic practices in three states. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

As a result of certain developments in the physician services industry, the Company elected to change the amortization period of all its management service agreements ("MSAs") from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25-year amortization period initiates at the execution date of the MSA. This change in accounting estimate increased loss per share by $0.02 in the quarter ending March 31, 1999 when compared to the quarter ended March 31, 1998, excluding the effect of new MSAs to be executed in the future.

The net loss for the quarter ended March 31, 1998 has been restated to reflect the allocation of quarterly income tax benefits recognized at December 31, 1998.

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


NOTE 2  - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service

                        INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. The affiliated physician groups maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. Substantially all of the amounts retained by affiliated physician groups under management in the first three months of 1999 were contractually guaranteed as a minimum percentage of practice gross profit.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               1999              1998
                                                            ----------        ----------

Medical Service Revenue                                     $    4,373        $    3,976
Less: Amounts Retained by Medical Groups                         1,515             1,338
                                                            ----------        ----------

Revenues                                                    $    2,858        $    2,638
                                                            ==========        ==========

Management Services Agreements at period end                         3                 4



NOTE 3 - LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

The components of basic loss per share are as follows (in thousands, except per share data):


                                                                     THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------------------------------
                                                             1999          EPS           1998            EPS
                                                         --------      --------       --------       --------

Net loss                                                 $   (675)     $  (0.10)      $   (463)      $  (0.07)

Series A Preferred Stock Dividend                             (50)        (0.01)           (50)         (0.01)

Series B Preferred Stock Dividend                            (609)        (0.09)          (557)         (0.09)
                                                         --------      --------       --------       --------

Net loss available to common stockholders                $ (1,334)     $  (0.20)      $ (1,070)      $  (0.17)
                                                         ========      ========       ========       ========

Weighted average common shares
       outstanding                                          6,527                        6,336
                                                         ========                     ========

                        INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the three months ended March 31, 1998 and 1999, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.


NOTE 4- SEGMENT DATA

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

Segment information as of and for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                            1999               1998
                                                                         --------           --------
Revenue:
  Practice Management Services                                           $  2,433           $  2,111
  Work Hardening Services                                                     376                462
Earnings before interest, taxes,
  depreciation and amortization ("EBITDA"):
  Practice Management Services                                                790                639
  Work Hardening Services                                                      69                157
Income before income taxes:
  Practice Management Services                                                394                410
  Work Hardening Services                                                      51                145

                        INTEGRATED ORTHOPAEDICS, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

A reconciliation of the Company's segment revenue, segment income before income tax benefit and segment assets to the corresponding consolidated amounts as of and for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999                1998
                                                                       --------           --------

Segment income before income tax benefit                               $    445           $    555
Corporate expenses, net                                                  (1,517)            (1,236)
                                                                       --------           --------
Loss before income tax benefit                                         $ (1,072)          $   (681)
                                                                       ========           ========


NOTE 5 - LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company, IOI Management Services of Connecticut, Inc. ("IOI Regional"), filed suit in the State Superior Court, Fairfield District, Bridgeport, Connecticut, against the medical practice located in Bridgeport, Connecticut, seeking to enforce certain repurchase obligations under the existing MSA. The Company terminated the MSA in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such a termination for cause, the Company and its subsidiary are entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, real estate, improvements, accounts receivable, contracts and intangibles. The Company believes that the total amount of the medical practice's repurchase obligations totals approximately $4.6 million. In addition, the Company is seeking money damages, compensatory damages and punitive damages in connection with certain related causes of action. The Company intends to vigorously pursue its claims in connection with this action; however, the ultimate outcome of this lawsuit cannot be predicted with certainty.

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


RESULTS OF OPERATIONS

GENERAL

In pursuing a single focus equity model musculoskeletal-related physician practice management ("PPM") company strategy (prior to a subsequent change in strategy during the fourth quarter of 1998 to a physician services company), the Company, during the two-year period ended December 31, 1998 entered into four equity medical affiliation transactions and divested all operations that did not fit within this strategic framework. In its efforts to raise capital to pursue the equity model PPM strategy, in December 1997, the Company sold 250,000 shares of its Series B Preferred Stock and issued contingent Warrants to acquire up to 5 million shares of the Company's Common Stock. Additionally, in pursuing this strategy, the Company began building its corporate infrastructure during the fourth quarter of 1996 and continued through the first half of 1998. Consequently, there has been a significant increase in overhead costs throughout this period.

Due to the changes during 1998 in the equity markets, in the PPM sector in general and the orthopaedic single specialty area in particular, the Company has redefined its strategy by considering new alternatives relative to traditional equity-based physician affiliation models. The Company has reduced its corporate personnel costs in the first quarter of 1999 to fit this recent strategy.

In January 1999, the Company terminated the MSA related to the medical practice managed by the Company in Bridgeport, Connecticut. Approximately 15% of the Company's 1998 revenues were attributable to this MSA.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

REVENUES

Revenue for the first quarter of 1999 increased $0.2 million, or 8%, to $2.8 million, from $2.6 million for the first quarter of 1998. Of the $2.8 million in revenue, 85% or $2.4 million was generated by the affiliated orthopaedic practices, 13% or $376,000 was generated by the Company's owned work hardening and physical therapy facilities, with the remaining $49,000 balance generated from previously divested business, other than the medical practice located in Bridgeport, Connecticut.

As previously reported, the Company filed suit against the medical practice located in Bridgeport, Connecticut. Revenue for the first quarter of 1999 includes minimal revenue from this practice of $63,000, down from $414,000 for the first quarter of 1998. Excluding this practice, revenue growth for the quarter was $0.6 million or 26%.

PRACTICE COMPENSATION AND BENEFITS:

Practice compensation and benefits increased $103,000, or 11%, to $1,032,000 in the first quarter of 1999 from $929,000 in the first quarter of 1998. These costs increased due to increased personnel for ancillary services (physical therapy, bone densitometry and magnetic resonance imaging) at physician practices.

OTHER DIRECT COSTS:

Other direct costs increased $42,000, or 5%, to $919, 000 in the first quarter of 1999 from $877,000 in 1998. This increase is due to increased costs for ancillary services at physician practices.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the first quarter of 1999 decreased $24,000, or 2%, to $1,391,000 from $1,415,000 in 1998. This decrease is due to a reduction of corporate personnel in the first quarter of 1999.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization for the first quarter of 1999 increased $206,000 to $453,000 from $247,000 for the first quarter of 1998. Of this increase, $121,000 and $85,000 was attributable to the amortization of MSAs and depreciation, respectively. The amortization period for MSAs was changed prospectively from 40 years to 25 years, effective July 1, 1998.

INTEREST INCOME AND INTEREST EXPENSE:

Interest income decreased to $69,000 in the first quarter of 1999, compared to $180,000 for the first quarter of 1998. This decrease was due to comparatively lower average cash equivalent balances in the first quarter of 1999.

Interest expense increased to $204,000 for the first quarter of 1999, compared to $31,000 for the first quarter of 1998. Interest expense increased due to the amortization of deferred financing costs and commitment fees associated with a $65 million revolving credit facility entered into in July 1998 and additional capital leases entered into since the first quarter of 1998.

NET LOSS / LOSS PER COMMON SHARE

Net loss increased 46% to $675,000 in the first quarter of 1999, compared to a net loss of $463,000 for the first quarter of 1998. This increase was primarily due to an increase in loss from operations of $107,000, coupled with unfavorable variances in interest expense, up $173,000, and interest income, down $111,000.

A portion of these unfavorable variances were offset by additional income tax benefits which increased 82% to $397,000 in the first quarter of 1999, compared to $218,000 for the first quarter of 1998.

Loss per basic and diluted share increased to $.20 per share in the first quarter of 1999, compared to $.17 per share during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities for the three months ended March 31, 1999 was $0.5 million, compared to $1.5 million for the same period of 1998. Net cash used in investing activities decreased to $0.2 million in the first quarter of 1999 from $3.7 in 1998, due primarily to the use of $3.6 million cash in 1998 for a medical practice acquisition. Net cash used by financing activities was $0.2 million in the first quarter of 1999, as compared to cash used by financing activities of $1.5 million in 1998. The cash used in 1998 was to pay a non-interest-bearing obligation issued in October 1997 in a physician medical practice transaction.

Net working capital was $9.3 million at March 31, 1999, as compared to $9.6 million at December 31, 1998. The decrease was due primarily to a use of cash during the first quarter of 1999 for operations.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for the $65 million Credit Facility. The Credit Facility is available for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. The Credit Agreement requires the Company to meet certain conditions preceding any borrowings. As of March 31, 1999, the Company was not in compliance with certain financial covenants as a result of operating losses incurred during the most recent twelve-month period, including the special charges recorded in the fourth quarter of 1998; therefore, no funds have been advanced to the Company under the Credit Facility as of such date. Additionally, the Company's lender has the right to terminate its commitment to make advances under the Credit Facility as the result of the Company's failure to meet such financial covenants. The Company is engaged in discussions with its lender regarding restructuring the terms of the Credit Facility. The Company intends to use its existing cash balance, additional financing through equity investment or strategic partnering to enter into new MSAs or other arrangements with other orthopaedic medical groups in order to generate the additional earnings necessary to meet the financial covenants under the Credit Agreement.

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

Costs

Y2K-related costs incurred through March 31, 1999 have not been material to the Company's results of operations. The Company is not able to reasonably estimate the total costs to be potentially incurred for completion of its Y2K strategy. Some replacements and upgrades would take place in the normal course of business. The foregoing assessment is based upon information currently available to the Company. The Company can provide no assurance that applications and equipment that the Company believes to be Year 2000 compliant will not experience problems. Failure by the Company or third parties on which it relies to resolve Y2K problems could have a material adverse effect on the Company's results of operations.



                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company, IOI Management Services of Connecticut, Inc. ("IOI Regional"), filed suit in the State Superior Court, Fairfield District, Bridgeport, Connecticut, against the medical practice located in Bridgeport, Connecticut, seeking to enforce certain repurchase obligations under the existing MSA. The Company terminated the MSA in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such a termination for cause, the Company and its subsidiary are entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, real estate, improvements, accounts receivable, contracts and intangibles. The Company believes that the total amount of the medical practice's repurchase obligations totals approximately $4.6 million. In addition, the Company is seeking money damages, compensatory damages and punitive damages in connection with certain related causes of action. The Company intends to vigorously pursue its claims in connection with this action; however, the ultimate outcome of this lawsuit cannot be predicted with certainty.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         a) Exhibits

              27.1     Financial Data Schedule

         b) Reports on Form 8-K:

         On February 10, 1999 the Registrant filed a current report on Form 8-K to report (i) a change in Registrant's certifying accountant, (ii) the resignation of the Registrant's Executive Vice President and Chief Operating Officer, and (iii) the filing of suit against a medical practice located in Bridgeport, Connecticut, seeking to enforce certain repurchase obligations under an existing MSA.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        INTEGRATED ORTHOPAEDICS, INC.



Date: May  14, 1999                     By: /s/ Gerald R. Wicker
                                           ------------------------------------
                                           GERALD R. WICKER
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
 27.1                                   Financial Data Schedule