Form 10QSB
period 1999-06-30
INTEGRATED ORTHOPEDICS INC
filed 1999-08-16
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------


                                   FORM 10-QSB


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from __________ to __________.


                           COMMISSION FILE NO. 1-10677
                                              --------

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
YES  X   NO
   -----    -----

As of August 13, 1999, 6,496,540 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES      NO   X
                                                 -----   ------

                          INTEGRATED ORTHOPAEDICS, INC.
                                   FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

                                      INDEX



                                                                                               PAGE
                                                                                                NO.
                                                                                               ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets--
                 June 30, 1999 and December 31, 1998............................................1

                 Consolidated Statements of Operations--
                 Three months and Six months ended June 30, 1999 and 1998.......................2

                 Consolidated Statement of Change in
                 Stockholders' Equity--
                 Six months ended June 30, 1999.................................................3

                 Condensed Consolidated Statements of Cash Flows--
                 Six months ended June 30, 1999 and 1998........................................4

                 Notes to Condensed Consolidated Financial Statements...........................5


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................10


PART II. OTHER INFORMATION.....................................................................14


SIGNATURE......................................................................................16

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           JUNE 30,      DECEMBER 31,
                                                                             1999            1998
                                                                         ------------    ------------
                                                                          (UNAUDITED)
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                           $      4,861    $      6,018
     Accounts receivable, net                                                   2,851           3,269
     Other current assets                                                         750           1,566
     Deferred income taxes                                                      3,521           2,441
                                                                         ------------    ------------
          Total Current Assets                                                 11,983          13,294

Property and Equipment (including capital leases)                               4,785           4,340
Less:  Accumulated depreciation and amortization                               (2,373)         (2,502)
                                                                         ------------    ------------
Net property and equipment                                                      2,412           1,838
                                                                         ------------    ------------

Management services agreements, net                                            27,717          28,272
Other assets                                                                      171             706

                                                                         ============    ============
TOTAL ASSETS                                                             $     42,283    $     44,110
                                                                         ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                    $        104    $        231
     Accrued liabilities                                                        2,485           2,844
     Current maturities of notes payable and capital lease obligations            555             533
                                                                         ------------    ------------
          Total  Current Liabilities                                            3,144           3,608

Notes Payable                                                                     868             868
Obligations under capital leases                                                  934             351
Deferred income taxes                                                          10,200          10,200
                                                                         ------------    ------------
          Total Liabilities                                                    15,146          15,027
                                                                         ------------    ------------

Commitments and contingencies                                                      --              --

Stockholders' Equity:
     Preferred stock                                                                3               3
     Common stock                                                                   7               7
     Additional paid-in capital                                                47,987          46,744
     Common stock to be issued                                                     78              78
     Accumulated deficit                                                      (20,688)        (17,499)
     Treasury shares                                                             (250)           (250)
                                                                         ------------    ------------
          Total Stockholders' Equity                                           27,137          29,083
                                                                         ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     42,283    $     44,110
                                                                         ============    ============



         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ------------------------    ------------------------
                                             JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                              1999          1998          1999          1998
                                           ----------    ----------    ----------    ----------


Revenues                                   $    2,789    $    3,082    $    5,647    $    5,720
                                           ----------    ----------    ----------    ----------

Costs and expenses:
     Practice compensation and benefits         1,047         1,054         2,079         1,983
     Other direct costs                         1,027         1,023         1,946         1,900
     General and administrative                 1,809         1,880         3,200         3,295
     Depreciation and amortization                437           376           890           623
     Gain from divestitures and
       discontinued operations                     --            --            --            --
                                           ----------    ----------    ----------    ----------
                                                4,320         4,333         8,115         7,801

Loss From Operations                           (1,531)       (1,251)       (2,468)       (2,081)

Interest income                                    58           130           127           310
Interest expense                                 (141)          (42)         (345)          (73)
                                           ----------    ----------    ----------    ----------

Loss Before Income Tax Benefit                 (1,614)       (1,163)       (2,686)       (1,844)

Income Tax Benefit                                596           368           993           586
                                           ----------    ----------    ----------    ----------

Net loss before extraordinary items        $   (1,018)   $     (795)   $   (1,693)   $   (1,258)
                                           ==========    ==========    ==========    ==========

Extraordinary loss related to retirement
    of NationBank debt, net                      (152)           --          (152)           --
                                           ----------    ----------    ----------    ----------

Net loss                                       (1,170)         (795)       (1,845)       (1,258)
                                           ==========    ==========    ==========    ==========

Loss applicable to common shares           $   (1,855)   $   (1,409)   $   (3,189)   $   (2,479)
                                           ==========    ==========    ==========    ==========

Loss per common share:

       Basic and diluted                   $    (0.28)   $    (0.22)   $    (0.49)   $    (0.39)
                                           ==========    ==========    ==========    ==========


Weighted average common
     shares outstanding                         6,527         6,466         6,527         6,401





          The accompanying notes are an integral part of this statement

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   COMMON
                                    SHARES             AMOUNT           ADDITIONAL                 STOCK
                             ------------------   ------------------     PAID IN    ACCUMULATED    TO BE    TREASURY
                             COMMON   PREFERRED   COMMON   PREFERRED     CAPITAL      DEFICIT      ISSUED    STOCK        TOTAL
                             ------   ---------   ------   ---------   ----------   -----------    ------   --------    --------

Balance at
     December 31, 1998        6,557         300   $    7   $       3   $   46,744   $   (17,499)   $   78   $   (250)   $ 29,083

Dividends -
  Preferred Stock
    Series A                     --          --       --          --           --          (101)       --         --        (101)

Dividends -
  Preferred Stock
    Series B                     --          --       --          --        1,243        (1,243)       --         --          --

Net loss                         --          --       --          --           --        (1,845)       --         --      (1,845)
                             ------   ---------   ------   ---------   ----------   -----------    ------   --------    --------


Balance at
  June 30, 1999               6,557         300   $    7   $       3   $   47,987   $   (20,688)   $   78   $   (250)   $ 27,137
                             ======   =========   ======   =========   ==========   ===========    ======   ========    ========







         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------
                                                                             1999         1998
                                                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (1,845)   $   (1,258)
   Non-cash expenses and changes in operating
     assets and liabilities                                                   1,095        (1,024)
                                                                         ----------    ----------
             Net Cash Used in Operating Activities                             (750)       (2,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (892)         (358)
   Proceed from sale of marketable securities                                    --           111
   Collection on notes receivable                                               110            52
   Net payments in medical practice transactions                                 --        (4,018)
                                                                         ----------    ----------

             Net cash used in investing activities                             (782)       (4,213)
                                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                                         --           (49)
   Payments on notes and capital lease obligations                              375        (1,725)
                                                                         ----------    ----------
             Net Cash Used in Financing Activities                              375        (1,774)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (1,157)       (8,269)
Cash and cash equivalents beginning of period                                 6,018        16,642
                                                                         ----------    ----------
Cash and cash equivalents end of period                                  $    4,861    $    8,373
                                                                         ==========    ==========


SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                       $       89    $       30
     Income taxes paid (refunded)                                                (5)          135

NON CASH TRANSACTIONS AND OTHERS:
     Details of medical transaction -
         Liabilities assumed                                                     --           (20)
         Deferred tax liability for book and tax basis difference                --        (2,204)
         Common stock and additional paid in capital
            issued and to be issued                                              --          (757)
     Others -
         Series B Preferred Stock - accumulated
            deficit related to stock dividends                                1,243         1,120
         Series A Preferred Stock - increase in
            accrued liabilities related to unpaid dividends                     101           101





         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI"" or the "Company"), a Texas corporation, is a physician services company which provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of June 30, 1999, the Company provided comprehensive management services under long-term agreements to three orthopaedic practices in three states. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

As a result of certain developments in the physician services industry, the Company elected to change the amortization period of all its management service agreements ("MSAs") from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25-year amortization period initiates at the execution date of the MSA. This change in accounting estimate increased loss per share by $0.02 in the quarter ending June 30, 1999 when compared to the quarter ended June 30, 1998, excluding the effect of new MSAs to be executed in the future.

The net loss for the quarter ended June 30, 1998 has been restated to reflect the allocation of quarterly income tax benefits recognized at December 31, 1998.

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

NOTE 2  - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



when the final settlements are determined. Medical service revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. The affiliated physician groups maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. Substantially all of the amounts retained by affiliated physician groups under management in the first six months of 1999 were contractually guaranteed as a minimum percentage of practice gross profit.

The following represents the amounts included in the determination of the Company's revenues (in thousands):


                                                            THREE MONTHS             SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                     -----------------------   -----------------------
                                                        1999         1998         1999         1998
                                                     ----------   ----------   ----------   ----------

Medical Service Revenue                              $    4,237   $    4,937   $    8,610   $    8,913
Less: Amounts Retained by Medical Groups                  1,448        1,855        2,963        3,193
                                                     ----------   ----------   ----------   ----------

Revenues                                             $    2,789   $    3,082   $    5,647   $    5,720
                                                     ==========   ==========   ==========   ==========

Management Services Agreements at period end                  3            4            3            4


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

The components of basic loss per share are as follows (in thousands, except per share data):


                                                    THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------
                                           1999          EPS           1998          EPS
                                        ----------    ----------    ----------    ----------

Net loss                                $   (1,170)   $    (0.18)   $     (795)   $    (0.12)

Series A Preferred Stock Dividend              (51)        (0.01)          (50)        (0.01)

Series B Preferred Stock Dividend             (634)        (0.10)         (564)        (0.09)
                                        ----------    ----------    ----------    ----------

Loss applicable to common shares        $   (1,855)   $    (0.28)   $   (1,409)   $    (0.22)
                                        ==========    ==========    ==========    ==========

Weighted average common shares
       outstanding                           6,527                       6,466
                                        ==========                  ==========

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30
                                         ----------------------------------------------------
                                             1999          EPS            1998           EPS
                                         ----------    ----------    ----------    ----------

Net loss                                 $   (1,845)   $    (0.28)   $   (1,258)   $    (0.20)

Series A Preferred Stock Dividend              (101)        (0.02)         (100)        (0.02)

Series B Preferred Stock Dividend            (1,243)        (0.19)       (1,121)        (0.17)
                                         ----------    ----------    ----------    ----------

Loss applicable to common shares         $   (3,189)   $    (0.49)   $   (2,479)   $    (0.39)
                                         ==========    ==========    ==========    ==========

Weighted average common shares
       outstanding                            6,527                       6,401
                                         ==========                  ==========


Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the quarterly period and six months ended June 30, 1999 and 1998, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

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

Segment information as of and for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):


                                                THREE MONTHS             SIX MONTHS
                                               ENDED JUNE 30,           ENDED JUNE 30,
                                           ---------------------   ---------------------
                                              1999        1998       1999          1998
                                           ---------   ---------   ---------   ---------
Revenue:
     Practice Management Services          $   2,414   $   2,581   $   4,847   $   4,692
     Work Hardening Services                     347         475         723         937

EBITDA
     Practice Management Services          $     657   $     810   $   1,447   $   1,442
     Work Hardening Services                      32         169         101         304

Income Before Income Tax
     Practice Management Services          $     276   $     555   $     670   $     966
     Work Hardening Services                      14         118          65         238

A reconciliation of the Company's segment revenue, segment income before income tax benefit and segment assets to the corresponding consolidated amounts as of and for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):


                                        THREE MONTHS               SIX MONTHS
                                       ENDED JUNE 30,             ENDED JUNE 30,
                                 ------------------------    ------------------------
                                     1999         1998          1999          1998
                                 ----------    ----------    ----------    ----------

Segment Income before
     Income Tax Benefit          $      290    $      673    $      735    $    1,204
Corporate expense, net               (2,144)       (1,836)       (3,661)       (3,049)
                                 ----------    ----------    ----------    ----------

                                 $   (1,854)  $    (1,163)  $    (2,926)   $   (1,845)
                                 ==========    ==========    ==========    ==========

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

Revenues for the three months ended June 30, 1999 decreased $0.3 million, or 10% to $2.8 million from $3.1 million for the same period in 1998. Of the $2.8 million in revenue, $2.4 million or 86% was generated by the affiliated orthopaedic practices, $347,000 or 12% was generated by the Company's wholly-owned work hardening and physical therapy facilities, with the remaining $28,000 balance generated from previously divested business, other than the medical practice located in Bridgeport, Connecticut.


As previously reported, the Company filed suit against the medical practice located in Bridgeport, Connecticut. No revenue was reported for the three months ended June 30, 1999 for this practice. Excluding this practice, revenue growth for the three months ended June 30, 1999 was $0.2 or 8%.

PRACTICE COMPENSATION AND BENEFITS:

Practice compensation and benefits increased $7,000 or 1% to $1,047,000 in the three months ended June 30, 1999 from $1,054,000 for the same period in 1998. These costs increased due to increased personnel for ancillary services (physical therapy, bone densitometry, and magnetic resonance imaging) at the physician practices.

OTHER DIRECT COSTS:

Other direct costs increased $4,000 to $1,027,000 in the three months ended June 30, 1999 from $1,023,000 in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative costs for the three months ended June 30, 1999 decreased by $71,000 or 4%, to $1,809,000 from $1,880,000 in 1998. The reduction is due to a decrease in advertising, contract labor, travel and telephone expense.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization for the three months ended June 30, 1999 increased $61,000 to $437,000 from $376,000 in 1998. The amortization period for MSA's was changed prospectively from 40 years to 25 years, effective July 1, 1998.

INTEREST INCOME:

Interest income for the three months ended June 30, 1999 decreased $72,000 to $58,000 from $130,000 in 1998. This decrease was due to comparatively lower average cash equivalent balances in 1999.

Interest expense increase $99,000 to $141,000 for the three months ended June 30, 1999 from $42,000 in 1998. Interest expense increased due to the amortization of deferred financing costs and commitment fees associated with a $65 million revolving credit facility entered into in July, 1998 and additional capital leases entered into since 1998.

NET LOSS/LOSS PER COMMON SHARE

Net loss for the three months ended June 30, 1999 increased 47% to $1,170,000 compared to a net loss of $795,000 in 1998. The net loss for the three months ended June 30, 1998 was restated for the tax benefit in 1998.

Loss per basis and diluted shares increased to $0.28 per share in 1999 compared to $0.22 per share in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

REVENUES

Revenues for the six months ended June 30, 1999 were $5,647,000, a decrease of $73,000, or 1%, from revenues of $5,720,000 for the same period of 1998.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $96,000, or 5% to $2,079,000 in 1999 from $1,983,000 in 1998. These costs increased due to the addition of personnel at the physician practices for ancillary development.

OTHER DIRECT COSTS:

Overall direct costs increased $46,000, or 2%, to $1,946,000 for the six months ended June 30, 1999 from $1,900,000 in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six months ended June 30, 1999 decreased $95,000 or 3%, to $3,200,000 for the six months ended June 30, 1998 from $3,295,000.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $267,000 by 43% to $890,000 for the six months ended June 30, 1999 from $623,000 for the same period of 1998. Of this increase, $207,000 and $60,000 was attributable to the amortization of MSAs and depreciation, respectively. The amortization of the period for MSAs was changed prospectively from 40 years to 25 years, effective July 1, 1998.

INTEREST INCOME:

Interest income decreased by $183,000 for the six months ended June 30, 1999 to $127,000 from $310,000 in 1998. The decrease was due to comparatively lower average cash equivalent balances in 1999 compared to 1998.

Interest expense increased by $272,000 to $345,000 for 1999 from $73,000 for 1998. Interest expense increased due to the amortization of deferred financing costs and commitment fees associated with a $65 million revolving credit facility entered into in July 1998 and additional capital leases entered into since 1998.

NET LOSS/LOSS PER COMMON SHARE

Net loss for the six months ended June 30, 1999 increased 47% to $1,845,000 from $1,258,000 in 1998. The 1998 financials were restated due to income tax benefits for the year.

Loss per basic and diluted share increased to $0.49 per share in 1999 compared to $0.39 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities for the six months ended June 30, 1999 was $0.8 million, compared to $2.3 million for the same period of 1998. Net cash used in investing activities decreased to $0.8 million in the second quarter of 1999 from $4.2 in 1998, due primarily to the use of $4.0 million cash in 1998 for a medical practice acquisition. Net cash used by financing activities was $0.4 million in the second quarter of 1999, as compared to cash used by financing activities of $1.8 million in 1998. The cash used in 1998 was to pay a non-interest-bearing obligation issued in October 1997 in a physician medical practice transaction.

Net working capital was $8.8 million at June 30, 1999, as compared to $9.7 million at December 31, 1998. The decrease was due primarily to a use of cash during the second quarter of 1999 for operations.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for the $65 million revolving credit facility (the "Credit Facility"). The Credit Facility was established for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. On June 4, 1999, the Company terminated the Credit Agreement which, also terminated the Credit Facility.

The Company anticipates that its current cash balance will be sufficient to fund capital expenditures, working capital requirements and to fund future acquisitions through 1999. There can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet future funding requirements.

YEAR 2000 COMPLIANCE

GENERAL

The "Year 2000" or "Y2K" problem describes computer systems programming architectures that use two rather than four digits to define the applicable year, and therefore cannot distinguish between the year 1900 and the year 2000. As a result of the company's internal analysis and certain information provided by equipment manufacturers and third party vendors, the Y2K programming flaw was identified in some of the Company's computing hardware and software systems. This same error may have also existed in many of the Company's supplementary programmable support systems such as alarm, telecommunications, and even medical equipment that have been replaced or updated. If uncorrected the Y2K problem could result in computer system failure or equipment malfunctions causing business disruptions.

PROJECT

The Company has undertaken an internal analysis to evaluate all hardware and software that could be effected by the Y2K problem. Steps have been taken and are being taken to replace or update any equipment that is not Y2K compliant. In addition, all software applications have been either certified by the appropriate manufacturer as Y2K compliant, or the Company has been notified that necessary steps have been or will be taken by the manufacturer to update the affected software systems in the next quarter.

SOFTWARE AND EQUIPMENT

The Company has reviewed the Y2K readiness of all-appropriate medical equipment and systems at its practices and has been assured by each manufacturer that the equipment is or with minor upgrades will be ready for the year 2000. The few minor upgrades needed to ensure Y2K compliance have been expensed and planned for completion over the next quarter. In addition, all necessary software in use at all locations has been certified Y2K compliant by the manufacturer. Any minor upgrades deemed necessary by the manufacturer are either in place or will be included in any final upgrades released over the next two quarters. Documentation from each manufacturer is on file with the appropriate clinic or at the corporate office.

VENDORS

The Company has also taken steps to evaluate the Y2K readiness of all critical third party vendors to the Company. Each such vendor has provided representations and documentation to the Company certifying that it is or will be Y2K compliant.

RISKS

The Company believes that it has taken substantial steps to insure its readiness for the Year 2000. Those steps include, but are not limited to, testing and replacement of computer related equipment, certification of business critical hardware and software from its respective manufacturers, and upgrading all software and hardware per manufacturer specifications to achieve compliance. While some level of uncertainty exists due to the general reliance that the Company must place on each vendor/manufacturer and to the uncertainty that the Y2K problem will have in general, the Company believes that the completion of its Y2K project will reduce the risk of any significant disruption to the Company's business.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 7, 1999 for the purpose of considering 1) Proposal 1 the election of four directors of the Company to serve until the 1999 Annual Meeting by shareholders of common stock and Series A Preferred Stock; 2) - Proposal 2 - the election of three directors of the Company to serve until the 1999 Annual Meeting by shareholders of Series B Preferred Stock, and 3) the ratification of the selection of Ernst & Young, L.L.P. as independent accountants to the Company for the fiscal year ending December 31, 1999. The results of the voting for each proposal are as follows:


                  PROPOSAL 1:
                                                                          FOR                WITHHOLD
                                                                        -------              --------
         Jose E. Kauachi                                               5,641,674              47,155
                                                                       ---------            ----------
         Ronald E. Pierce                                              5,569,372              29,455
                                                                       ---------            ----------
         Clifford R. Hinkle                                            5,663,374              25,455
                                                                       ---------            ----------


                  PROPOSAL 2:
                                                                          FOR                WITHHOLD
                                                                      ----------             --------
         Steven B. Gruber                                             12,112,736                 0
                                                                      ----------             -----
         Mark A. Wolfson                                              12,112,736                 0
                                                                      ----------             -----
         Scott J. Hancock                                             12,112,736                 0
                                                                      ----------             -----

                  PROPOSAL 3:

         The results of the voting for ratification of Ernst & Young, L.L.P. as the Company's independent accountant for the fiscal year ending December 31, 1999, were as follows:

                  For: 19,966,257         Against  4,620     Abstained:  8,900


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




                                  INTEGRATED ORTHOPAEDICS, INC.



Date: August 13, 1999             By: /s/ Jose E. Kauachi
                                     ---------------------
                                     JOSE E. KAUACHI
                                     President
                                     (Acting Chief Accounting Officer
                                     and Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  11           Statement re computation of per share earnings.

  27           Financial Data Schedule.