Form 10-Q
period 1999-09-30
INTEGRATED ORTHOPEDICS INC
filed 1999-11-15
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                        --------------------------------


                                  FORM 10-QSB


{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the transition period from            to           .
                                           ----------    ----------

                          COMMISSION FILE NO. 1-10677


                         INTEGRATED ORTHOPAEDICS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              TEXAS                                   76-0203483
 ------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   5858 Westheimer, Suite 500, Houston, Texas
                   -------------------------------------------
                 77057 (Address of principal executive offices)

                                 (713) 225-5464
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days:
YES  X  NO
    ---    ---

As of November 12, 1999, 6,496,540 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES     NO   X
                                                  ---     ---

                         INTEGRATED ORTHOPAEDICS, INC.
                                  FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets--
                  September 30, 1999 and December 31, 1998.................   1

                  Consolidated Statements of Operations--
                  Three months and Nine months ended September 30, 1999
                  and 1998.................................................   2

                  Consolidated Statement of Change in
                  Stockholders' Equity--Nine months ended
                  September 30, 1999.......................................   3

                  Condensed Consolidated Statements of Cash Flows--
                  Nine months ended September  30, 1999 and 1998...........   4

                  Notes to Condensed Consolidated Financial Statements.....   5


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............  10


PART II.  OTHER INFORMATION................................................  16


SIGNATURE        ..........................................................  17

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1999            1998
                                                                       -------------   ------------
                                                                       (UNAUDITED)
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                           $  3,299        $  6,018
     Accounts receivable, net                                               2,789           3,269
     Other current assets                                                     867           1,566
     Deferred income taxes                                                  4,047           2,441
                                                                         --------        --------
          Total Current Assets                                             11,002          13,294

Property and Equipment (including capital leases)                           5,115           4,340
Less:  Accumulated depreciation and amortization                           (2,529)         (2,502)
                                                                         --------        --------
Net property and equipment                                                  2,586           1,838
                                                                         --------        --------

Management services agreements, net                                        27,452          28,272
Other assets                                                                  156             706

                                                                         --------        --------
TOTAL ASSETS                                                             $ 41,196        $ 44,110
                                                                         ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                    $    172        $    231
     Accrued liabilities                                                    2,522           2,844
     Current maturities of notes payable and capital lease obligations        385             533
                                                                         --------        --------
          Total  Current Liabilities                                        3,079           3,608

Notes Payable                                                                 868             868
Obligations under capital leases                                              874             351
Deferred income taxes                                                      10,200          10,200
                                                                         --------        --------
          Total Liabilities                                                15,021          15,027
                                                                         --------        --------

Commitments and contingencies                                                  --              --

Stockholders' Equity:
     Preferred stock                                                            3               3
     Common stock                                                               7               7
     Additional paid-in capital                                            48,643          46,744
     Common stock to be issued                                                 78              78
     Accumulated deficit                                                  (22,306)        (17,499)
     Treasury shares                                                         (250)           (250)
                                                                         --------        --------
          Total Stockholders' Equity                                       26,175          29,083
                                                                         --------        --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 41,196        $ 44,110
                                                                         ========        ========

         The accompanying notes are an integral part of this statement

                         INTEGRATED ORTHOPAEDICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         --------------------------------   ------------------------------
                                          SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                              1999              1998             1999            1998
                                         --------------    --------------   --------------   -------------
Revenues                                   $  2,800          $  3,308          $  8,447        $  9,028
                                           --------          --------          --------        --------

Costs and expenses:
     Practice compensation and benefits       1,095             1,115             3,174           3,098
     Other direct costs                       1,189               973             3,135           2,873
     General and administrative               1,524             1,527             4,695           4,822
     Depreciation and amortization              422               446             1,312           1,069

                                           --------          --------          --------        --------
                                              4,230             4,061            12,316          11,862

Loss From Operations                         (1,430)             (753)           (3,869)         (2,834)

Interest income                                  45               105               172             415
Interest expense                                (45)             (162)             (419)           (235)
                                           --------          --------          --------        --------

Loss Before Income Tax Benefit               (1,430)             (810)           (4,116)         (2,654)

Income Tax Benefit                              521               259             1,514             849
                                           --------          --------          --------        --------

Net loss before extraordinary items        $   (909)         $   (551)         $ (2,602)       $ (1,805)
                                           ========          ========          ========        ========

Extraordinary loss related to retirement
    Of NationBank debt, net                      --                --              (152)             --
                                           --------          --------          --------        --------

Net loss                                       (909)             (551)           (2,754)         (1,805)
                                           ========          ========          ========        ========

Loss applicable to common shares           $ (1,618)         $ (1,197)         $ (4,807)       $ (3,685)
                                           ========          ========          ========        ========

Loss per common share:

       Basic and diluted                   $  (0.25)         $  (0.18)         $  (0.74)       $  (0.57)
                                           ========          ========          ========        ========


Weighted average common
     shares outstanding                       6,496             6,506             6,496           6,437


         The accompanying notes are an integral part of this statement

                         INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          COMMON
                                   SHARES          AMOUNT         ADDITIONAL              STOCK
                             ------------------ ----------------   PAID IN   ACCUMULATED  TO BE    TREASURY
                             COMMON   PREFERRED COMMON PREFERRED   CAPITAL    DEFICIT     ISSUED    STOCK      TOTAL
                             ------   --------- ------ ---------  ---------- ----------- --------  --------   -------
Balance at
     December 31, 1998        6,557        300  $     7  $     3   $ 46,744   $(17,499)   $    78   $   (250) $ 29,083

Dividends -
  Preferred Stock
    Series A                     --         --       --       --         --       (154)        --         --      (154)

Dividends -
  Preferred Stock
    Series B                     --         19       --       --      1,899     (1,899)        --         --        --

Net loss                         --         --       --       --         --     (2,754)        --         --    (2,754)
                           --------   --------  -------  -------   --------    --------   -------   --------  --------


Balance at
  Sept 30, 1999               6,557        319  $     7  $     3   $ 48,643   $(22,306)   $    78   $   (250) $ 26,175
                           ========   ========  =======  =======   ========   ========    =======   ========  ========

         The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED    SEPTEMBER 30,
                                                                     1999              1998
                                                               -----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (2,754)        $ (2,654)
   Non-cash expenses and changes in operating
     assets and liabilities                                              907              700
                                                                    --------         --------
             Net Cash Used in Operating Activities                    (1,847)          (1,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (562)            (357)
   Proceed from sale of marketable securities                             --              111
   Collection (issuance) of notes receivable                             110              (40)
   Net payments in medical practice transactions                          --           (4,661)
                                                                    --------         --------

             Net cash used in investing activities                      (452)          (4,947)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                                  --              (35)
   Borrowings (payments) on notes and capital lease obligations         (420)          (1,806)
   Deferred Financing Cost                                                --           (1,000)
                                                                    --------         --------
   Net Cash provided (used) in Financing Activities                     (420)          (2,841)

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,719)          (9,742)
Cash and cash equivalents beginning of period                          6,018           16,642
                                                                    --------         --------
Cash and cash equivalents end of period                             $  3,299            6,900
                                                                    ========         ========


SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                  $    318         $     62
     Income taxes paid (refunded)                                         51              192
     Capital lease obligations for equipment                             661               --

NON CASH TRANSACTIONS AND OTHERS:
     Details of medical transaction -
         Liabilities assumed                                              --              (20)
         Deferred tax liability for book and tax basis difference         --           (2,204)
         Common stock and additional paid in capital
            issued and to be issued                                       --             (757)
     Others -
         Series B Preferred Stock - accumulated
            deficit related to stock dividends                         1,899            1,880
         Series A Preferred Stock - increase in
            accrued liabilities related to unpaid dividends              154              212

        The accompanying notes are an integral part of this statement.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI"" or the "Company"), a Texas corporation, is a physician services company which provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of September 30, 1999, the Company provided comprehensive management services under long-term agreements to three orthopaedic practices in three states. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the Nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

As a result of certain developments in the physician services industry, the Company elected to change the amortization period of all its management service agreements ("MSAs") from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25-year amortization period initiates at the execution date of the MSA.

The net loss for the quarter ended September 30, 1998 has been restated to reflect the allocation of quarterly income tax benefits recognized at December 31, 1998.

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

COMPREHENSIVE INCOME - The Company had no other comprehensive income (loss) for the three and nine months ended September 30,1999 and 1998. Comprehensive income (loss) equals net income (loss) for each of the periods presented on the accompanying consolidated statement of operations.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2  - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue. The affiliated physician groups maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. Substantially all of the amounts retained by affiliated physician groups under management in the first nine months of 1999 were contractually guaranteed as a minimum percentage of practice gross profit.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                    THREE MONTHS                 NINE MONTHS
                                                    ENDED SEPT. 30,             ENDED SEPT. 30,
                                                ---------------------      -----------------------
                                                  1999         1998          1999           1998
                                                --------     --------      --------       --------
Medical Service Revenue                         $ 4,178      $  4,826      $ 12,788       $ 13,739
Less: Amounts Retained by Medical Groups          1,378         1,518         4,341          4,711
                                                -------      --------      --------       --------

Revenues                                        $ 2,800      $  3,308      $  8,447       $  9,028
                                                =======      ========      ========       ========

Management Services Agreements at period end          3             4             3              4


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

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)


The components of basic loss per share are as follows (in thousands, except per share data):

                                         THREE MONTHS ENDED SEPT. 30,
                                    --------------------------------------
                                      1999       EPS      1998       EPS
                                    -------    -------  --------   -------
Net loss                            $  (909)   $(0.14)  $  (551)   $(0.08)

Series A Preferred Stock Dividend       (53)    (0.01)      (50)    (0.01)

Series B Preferred Stock Dividend      (656)    (0.10)     (596)    (0.09)
                                    -------    ------   -------    ------

Loss applicable to common shares    $(1,618)   $(0.25)  $(1,197)   $(0.18)
                                    =======    ======   =======    ======

Weighted average common shares
       outstanding                    6,496               6,506
                                    =======             =======

                                         NINE MONTHS ENDED SEPT. 30,
                                    -------------------------------------
                                     1999       EPS       1998      EPS
                                    ------    -------   -------   -------
Net loss                            $(2,754)   $(0.42)  $(1,805)   $(0.28)

Series A Preferred Stock Dividend      (154)    (0.02)     (151)    (0.02)

Series B Preferred Stock Dividend    (1,899)    (0.30)   (1,729)    (0.27)
                                    -------    ------   --------   ------

Loss applicable to common shares    $(4,807)   $(0.74)  $(3,685)   $(0.57)
                                    =======    ======   ========   ======

Weighted average common shares
       outstanding                    6,496                6,437
                                    =======             ========

Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the quarterly period and nine months ended September 30, 1999 and 1998, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 - SEGMENT DATA

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

Segment information as of and for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                       THREE MONTHS                 NINE MONTHS
                                       ENDED SEPT. 30,             ENDED SEPT. 30,
                                   ---------------------      ----------------------
                                     1999         1998          1999          1998
                                   --------     --------      --------      --------
Revenue:
     Practice Management Services   $2,437       $2,520       $7,284         $7,212
     Work Hardening Services           352          680        1,075          1,617

EBITDA
     Practice Management Services   $  457       $  698       $1,899         $2,140
     Work Hardening Services            54          414          155            718

Income Before Income Tax
     Practice Management Services   $  102       $  307       $  768         $1,273
     Work Hardening Services            35          394          100            632

                         INTEGRATED ORTHOPAEDICS, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)


A reconciliation of the Company's segment income before income tax benefit to the corresponding consolidated amounts as of and for the three months and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                       THREE MONTHS                 NINE MONTHS
                                       ENDED SEPT. 30,             ENDED SEPT. 30,
                                   ---------------------      ----------------------
                                     1999         1998          1999          1998
                                   --------     --------      --------      --------
Segment Income before
     Income Tax Benefit            $   137      $   701       $   868        $ 1,905
Corporate expense, net             $(1,567)      (1,511)       (4,984)        (4,559)
                                   -------      -------       -------        -------

                                   $(1,430)     $  (810)      $(4,116)       $(2,654)
                                   =======      =======       =======        =======

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

RESULTS OF OPERATIONS

GENERAL

During the second and third quarter of 1999 the Company adapted to changes in the market place by adopting an approach which focuses on the development of ancillary services for orthopaedic medical practices. As such, the Company has developed new products, reorganized the Company and hired a new senior management team. As part of the reorganization a comprehensive plan was implemented to reduce corporate overhead costs. Therefore, the Company incurred non-recurring employee severance costs in the amount of $650,000. The Company continues to provide management, consulting and ancillary services to four existing orthopaedic practices in four states. In addition, it operates two work hardening facilities in Texas.

In January 1999, the Company terminated the management services agreement ("MSA") related to the medical practice managed by the Company in Bridgeport, Connecticut. Approximately 15% of the Company's 1998 revenues were attributable to this MSA.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

Revenues for the three months ended September 30, 1999 decreased $500,000 million, or 15%, to $2.8 million from $3.3 million for the same period in 1998. Of the $2.8 million in revenue, $2.4 million, or 86%, was generated by the affiliated orthopaedic practices, and $352,000, or 14%, was generated by the Company's wholly-owned work hardening and physical therapy facilities,

In January 1999, the Company terminated the MSA with the medical practice located in Bridgeport, Connecticut. As a result no revenue was reported for the three months ended September 30, 1999 for this practice. Excluding this practice, revenue decreased for the three months ended September 30, 1999 by $74,000, or 3%

PRACTICE COMPENSATION AND BENEFITS:

Practice compensation and benefits decreased $20,000, or 2%, to $1,095,000 in the three months ended September 30, 1999 from $1,115,000 for the same period in 1998. These costs decreased $156,000 due to not incurring practice compensation and benefits for the Connecticut clinic offset by an increase of $136,000 due to increased personnel for ancillary services (physical therapy, bone densitometry, and magnetic resonance imaging) at the physician practices.

OTHER DIRECT COSTS:

Other direct costs increased $216,000 to $1,189,000 in the three months ended September 30, 1999 from $973,000 for the same period in 1998. These costs increased due to additional rent and professional services at the physician practices for ancillary development.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative costs for the three months ended September 30, 1999 decreased by $3,000, or 1%, to $1,524,000 from $1,527,000 for the same period in 1998. During the third quarter of 1999 employee severance payments in the amount of $240,000 were incurred. Without the non-recurring severance payments the general and administrative costs for the three months ended September 30, 1999 would have been reduced from $1,524,000 to $1,284,000, compared to the general and administrative costs for the three months ended September 30, 1998 of $1,527,000.

In addition, during the three months ended September 30,1999, the Company incurred $185,000 in costs related to the start-up of an ambulatory surgery center in Louisiana which similar costs were not incurred for the same period in 1998.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization for the three months ended September 30, 1999 decreased $24,000 to $422,000 from $446,000 for the same period in 1998. The decrease was due to there not being any amortization for the Connecticut practice MSA for the three months ended September 30, 1999. The amortization period for MSA's was changed prospectively from 40 years to 25 years, effective July 1, 1998.

INTEREST INCOME:

Interest income for the three months ended September 30, 1999 decreased $60,000 to $45,000 from $105,000 for the same period in 1998. This decrease was due to comparatively lower average cash equivalent balances in 1999.

Interest expense decreased $117,000 to $45,000 for the three months ended September 30, 1999 from $162,000 for the same period in 1998. Interest expense decreased due to the termination of the $65 million credit facility as of June 4, 1999.

NET LOSS / LOSS PER COMMON SHARE

Net loss for the three months ended September 30, 1999 increased 65% to $909,000 compared to a net loss of $551,000 for the same period in 1998. The net loss for the three months ended September 30, 1998 was restated for the tax benefit in 1998.

Loss per basic and diluted shares increased to $0.25 per share for the three months ended September 30, 1999 compared to $0.18 per share for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

Revenues for the nine months ended September 30, 1999 were $8,447,000, a decrease of $581,000, or 6%, from revenues of $9,028,000 for the same period of 1998. As previously indicated, in January 1999 the Company terminated the MSA with the medical practice in Bridgeport Connecticut. Despite such termination revenue of $62,824 was reported for the nine months ended September 30, 1999 for this practice. Excluding this practice, revenue increased $707,000, or 9%, for the nine months ended September 30, 1999.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs increased $76,000, or 2%, to $3,174,000 in 1999 from $3,098,000 for the same period in 1998. These costs increased due to the addition of personnel at the physician practices for ancillary development.

OTHER DIRECT COSTS:

Overall direct costs increased $262,000, or 9%, to $3,135,000 for the nine months ended September 30, 1999 from $2,873,000 for the same period in 1998. These costs increased due to additional rent and professional services at the physician practices for ancillary development.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine months ended September 30, 1999 decreased $127,000, or 3%, to $4,695,000 for the nine months ended September 30, 1999 from $4,822,000 for the same period in 1998. These costs decreased as a result of an effort to decrease corporate costs specifically related to corporate personnel, advertising, supplies and delivery costs. During the nine moths ended September 30, 1999 employee severance payments in the amount of $650,000 were incurred. Without the non-recurring severance payments the general and administrative costs for the nine months ended September 30, 1999 would have been reduced from $4,695,000 to $4,045,000, compared to the general and administrative costs for the same period in 1998 of $4,822,000.

In addition, during the nine months ended September 30,1999, the Company incurred $259,000 in costs related to the start-up of an ambulatory surgery center in Louisiana which similar costs were not incurred for the same period in 1998.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $243,000 by 23% to $1,312,000 for the nine months ended September 30, 1999 from $1,069,000 for the same period of 1998. Of this increase, $152,000 and $91,000 was attributable to the amortization of MSAs and depreciation, respectively. The amortization of the period for MSAs was changed prospectively from 40 years to 25 years, effective July 1, 1998.

INTEREST INCOME:

Interest income decreased by $243,000 for the nine months ended June 30, 1999 to $172,000 from $415,000 for the same period in 1998. The decrease was due to comparatively lower average cash equivalent balances in 1999 compared to 1998.

Interest expense increased by $184,000 to $419,000 for 1999 from $235,000 for the same period in 1998. Interest expense increased due to the amortization of deferred financing costs and commitment fees associated with a $65 million revolving credit facility entered into in July 1998 and additional capital leases entered into since 1998.

NET LOSS / LOSS PER COMMON SHARE

Net loss for the nine months ended September 30, 1999 increased 52% to $2,754,000 from $1,805,000 for the same period in 1998. The 1998 financials were restated due to income tax benefits for the year.

Loss per basic and diluted share increased to $0.74 per share for the period compared to $0.57 per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities for the nine months ended September 30, 1999 was $1.8 million, compared to $1.9 million for the same period of 1998. Net cash used in investing activities decreased to $1.1 million for the nine months ended September 30,1999 from $4.9 million during the same period in 1998, due primarily to the use of $4.7 million cash in 1998 for a medical practice acquisition. Net cash used by financing activities was $0.2 million for the nine months ended September 30, 1999, as compared to cash used by financing activities of $2.8 million for the nine months ended September 30, 1998. The cash used in 1998 was to pay a non-interest-bearing obligation issued in October 1997 in a physician medical practice transaction.

Net working capital was $7.9 million at September 30, 1999, as compared to $9.7 million at December 31, 1998. The decrease is due primarily to a use of cash for operations.

On July 14, 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provides for the $65 million revolving credit facility (the "Credit Facility"). The Credit Facility was established for working capital purposes, to fund acquisitions, to finance capital expenditures and for the issuance of letters of credit. On June 4, 1999, the Company terminated the Credit Agreement which also terminated the Credit Facility.

The Company anticipates that its current cash balance will be sufficient to fund capital expenditures, working capital requirements and to fund future acquisitions through 1999. However, there can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet future funding requirements.

YEAR 2000 COMPLIANCE

GENERAL

The "Year 2000" or "Y2K" problem describes computer systems programming architectures that use two rather than four digits to define the applicable year, and, therefore, cannot distinguish between the year 1900 and the year 2000. As a result of the company's internal analysis and based on certain information provided by equipment manufacturers and third party vendors, the Y2K programming flaw was identified in some of the Company's computing hardware and software systems. This same error may have also existed in many of the Company's supplementary programmable support systems such as alarm, telecommunications, and even medical equipment. If the Company is unable to successfully identify and correct these problems, the result could be computer system failure or equipment malfunctions causing business disruptions.

PROJECT

The Company has undertaken an internal analysis to evaluate all hardware and software that could be effected by the Y2K problem. Steps have been taken and are being taken to replace or update any equipment that is not Y2K compliant. In addition, all software applications have been either certified by the appropriate manufacturer as Y2K compliant, or the Company has taken the steps recommended by the manufacturer to update the affected software systems to achieve compliance.

SOFTWARE AND EQUIPMENT

The Company has reviewed the Y2K readiness of all-appropriate medical equipment and systems at its practices and has been assured by each manufacturer that the equipment is or with minor upgrades will be ready for the year 2000. The Company believes that it has completed all manufacturer-released upgrades to such equipment. In addition, all necessary software in use at all locations has been certified Y2K compliant by the manufacturer. Any minor upgrades deemed necessary by the manufacturer are either in place or will be included in any final upgrades released over the next quarter. Documentation from each manufacturer is on file with the appropriate clinic or at the corporate office.

VENDORS

The Company has also taken steps to evaluate the Y2K readiness of all third party vendors to the Company. Each such vendor has provided representations and documentation to the Company certifying that it is or will be Y2K compliant.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Refer to the second quarter 10QSB filed on August 13, 1999 by the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits:

              10. Executive Employment Agreement for Douglas P. Badertscher dated September 23, 1999

                   Executive Employment Agreement for J. Rodney Seay dated September 23, 1999

              11.  Statement re computation of per share earnings.

              27.  Financial Data Schedule.

         b)   Reports on Form 8-K:

              8K filed on September 15, 1999 regarding the resignation of Gerald Wicker as Senior Vice President and Chief Financial Officer and the hiring of Laurie Hill Gutierrez as Senior Vice President and Chief Financial Officer.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTEGRATED ORTHOPAEDICS, INC.


Date: November 12, 1999            By: /s/ Laurie H. Gutierrez
                                       -------------------------
                                       Laurie Hill Gutierrez
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  10.     Executive Employment Agreement for Douglas P. Badertscher dated
          September 23, 1999

          Executive Employment Agreement for J. Rodney Seay dated
          September 23, 1999

  11.     Statement re computation of per share earnings.

  27.     Financial Data Schedule.