Form 10KSB40
period 1999-12-31
INTEGRATED ORTHOPEDICS INC
filed 2000-04-14
CIK 807144

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Transition period from       to
                                                 -----     -----


                         Commission file number 1-10677


                          Integrated Orthopaedics, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Texas                                               76-0203483
--------------------------------                             -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                5858 Westheimer, Suite 500, Houston, Texas 77057
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (713) 225-5464
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:


                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                      -----------------------
   Common Stock                                          American Stock Exchange


     Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Net revenues of the issuer for the fiscal year ended December 31, 1999 were $11,745,000

     The aggregate market value of Common Stock held by non-affiliates of the issuer as of March 31, 2000 computed by reference to the latest reported sale price on the American Stock Exchange as of that date, was $5,363,925.

     As of March 31, 2000, 6,496,540 shares of Common Stock were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       Documents Incorporated by Reference

Portions of the Proxy Statement for issuer's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I


Item 1. Business

GENERAL

Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, was formed on April 1, 1990 as a successor corporation in a reincorporation merger. IOI was re-incorporated as a healthcare management services company, to provide management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of December 31, 1999, the Company provided a comprehensive array of management services under long-term agreements to 23 physicians in three states. The medical practices affiliated with IOI provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal illnesses and injuries. The Company also operates two work hardening facilities located in Houston, Texas, that offer rehabilitation and work reconditioning services to injured workers.

RECENT DEVELOPMENTS

Prior to 1998, the physician practice management ("PPM") sector was characterized by an emphasis on rapid growth, capital to fuel growth was readily available, and shares of publicly traded PPM companies ("PPMC") were highly valued. In early 1998 as a result of weak operating performance by certain large public companies, share prices fell dramatically, physicians viewed PPMs less favorably and capital to fuel growth and acquisitions in the PPM industry became scarcer. As a result, an acquisitions centered PPM strategy became more difficult to execute. Similar conditions continued in 1999.

In early 1999, due to the changes during 1998 in the equity markets in the PPM sector in general and the orthopaedic single specialty area in particular, IOI's management redefined the Company's growth strategy by considering new alternatives relative to traditional equity-based physician affiliation models. The equity-based models involved the acquisition by a PPMC of the assets of a physician's practice and the PPMC entering into a long-term management services agreement with the practice. In 1999, management began offering a portfolio of physician management services alternatives, to include consulting services and equity joint ventures for ancillary services, as well as providing certain management services through both the equity and non-equity models.

In May 1999, the Company hired a new Chief Operating Officer and a new Chief Development Officer. Under the new management team the business strategy was further defined to focus on the development or acquisition of ambulatory surgery centers ("ASCs") and specialty surgical hospitals in conjunction with orthopedic and other surgical specialty physicians. Under the new strategies IOI would own a partial interest in the ASC or specialty surgical hospitals, and provide management services to the ASC or specialty surgical hospital under a management agreement. In addition, IOI would pursue the development or acquisition of other ancillary services such as physical therapy, pain management and magnetic resonance imaging. (See Business Strategy)

The new strategies have received increased interest from the physician community and the Company has syndicated an ASC under this new strategy. The ASC is located in Marrero, Louisiana which is the same market served by the Company's Louisiana practice. It has space totaling eight thousand square feet containing three operating rooms, a minor procedure room, a recovery area with four recovery beds and five step down beds with associated support and business space. The ASC will operate under the name Westbank Ambulatory Care Center, LLC. ("Westbank"). The Company has recently completed the syndication of Westbank and it anticipates being operational in the second quarter of 2000.

During 1999, the Company also focused on the addition of ancillary services at its existing practices. Magnetic resonance imaging ("MRI") equipment was purchased for its Pennsylvania and Colorado practices and MRI block-time leasing was contracted for its Louisiana practice. In addition, its Louisiana practice began offering bone densitometry and physical therapy services. The addition of these ancillary services increased the combined revenues of the practices by 7%.

In January 1999, the Company terminated its management services agreement ("MSA") with its practice in Connecticut effective December 31, 1998 due to the failure of the practice to satisfy certain of its obligations under the MSA. The Company filed a lawsuit against the practice seeking to enforce certain repurchase obligations under the MSA. In March 2000, a settlement was reached between the Company and the practice.

In an effort to focus its financial and personnel resources on the new business strategy the Company has decided to terminate its MSA with its existing practices, contingent upon obtaining acceptable terms. As such, in December of 1999, the Company entered into discussions with its Colorado practice to terminate its MSA and a definitive agreement was reached in January 2000 to terminate the MSA effective December 31, 1999. The Company commenced discussions with its Pennsylvania practice in March 2000 with a definitive agreement executed in April 2000 to terminate its MSA, effective March 31, 2000. Upon terminating the MSAs, the Company received termination fees. In addition, the related practice's net accounts receivable and net property and equipment were sold to the practice. Total combined consideration of $5,628,000 was received of which $4,654,500 was in cash with the remaining $973,500 was structured as notes receivable.

The Company is in preliminary discussions with its Louisiana practice in regards to terminating its MSA.


BUSINESS STRATEGY

The Company is focusing its efforts on the acquisition and development of ancillary services such as ambulatory surgery centers ("ASC") and specialty surgical hospitals ("SSH") in a joint venture structure with orthopedic and other surgical specialty physicians. The Company intends to acquire the ASC or SSH through a limited liability corporation ("LLC"). The Company intends to then re-syndicate the ASC or SSH allowing some or all of the current physician owners to invest in the new LLC, along with new surgeons secured by the Company. This re-syndication is designed to add new surgeons that will increase the volume for the ASC. The re-syndication could result in up to 80% of the LLC being sold to physician investors leaving the Company with a 20% ownership. The Company will be the managing member of the LLC and will have a management agreement under which the Company will receive a management fee equal to a percentage of net revenue or collections. In addition, the Company will pursue the development or acquisition of other ancillary services such as physical therapy, pain management, and magnetic resonance imaging.

The Company also believes that there is an opportunity to differentiate itself from other ASC development companies by pursuing the conversion of the ASCs to surgical specialty hospitals.

The Company believes the conversion of the ASC's to SSHs would result in increase revenue opportunities for both the physicians and the Company.

Management believes there are approximately 1,892 ASCs that are currently independently owned and thus are targets for re-syndication. Of this amount, 919 are located in states that do not require a Certificate of Need and are candidates for conversion into specialty surgical hospitals.

The Company believes that outsourcing is the best way to efficiently and effectively execute its development strategy. As such, relationships have been formed with firms who have expertise in equipment selection, specification and purchasing, architectural, engineering, design and construction management, and policy and procedure development.


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

Ambulatory Surgery Center Services

In April 1999, the Company acquired the rights to an ambulatory surgery center license in Marrero, Louisiana. The facility is located in the market served by the Company's Louisiana practice. The center will operate as the Westbank Ambulatory Care Center, LLC ("Westbank") and is eight-thousand square feet including three operating rooms, a minor procedure room, a recovery area with four recovery beds, and five step down beds with associated support and business space. Westbank was under renovation from November 1999 through March 2000 and is expected to be operational in the second quarter of 2000. The Company has funded $517,000 in start-up costs and $412,000 in construction-in-progress as of December 31, 1999. Westbank is available for use only by licensed physicians, podiatrists, and Westbank will not perform emergency services.

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

EMPLOYEES

At March 31, 2000, the Company employed 85 full time and 3 part time employees. Under the terms of its MSAs, the Company is also responsible for the administration of the practice employment relationships of 16 physicians and 52 non-physician medical practice employees. None of the Company's or any Affiliated Practices' employees are covered by collective bargaining agreements.

COMPETITION, MAJOR CUSTOMERS AND REIMBURSEMENT

Competition

Physician Practice Management Services

The healthcare services market in general, and the PPM businesses in particular, are highly competitive. There are other publicly traded companies and private companies who compete or intend to compete for the right to manage and service orthopaedic and musculoskeletal-related medical and ancillary service practices. In addition, several large multi-specialty medical management companies also compete with the Company, and the Company believes others in the healthcare industry may employ strategies similar to those of the Company. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company.

The Affiliated Practices that the Company contracts with compete in their markets with local musculoskeletal care service providers. If the Affiliated Practices are not able to effectively compete in the markets they serve in regards to cost of services, accessibility and quality of services, the Company would be adversely affected. In addition, the Affiliated Practices compete with other providers in their local markets for managed care contracts. Other practices and management services organizations may have more experience in negotiating managed care contracts. As such, if the Affiliated Practice and the Company are unsuccessful in obtaining such contracts the Affiliated Practice would not be able to effectively compete.

Ambulatory Surgery Center Services

The Company competes with other ASC companies and local hospitals in developing new ASCs and acquiring existing ASCs. The local hospital may have a competitive advantage in attracting physicians and patients due to their established standing in the community, historical patient loyalty and convenience for physicians making rounds and performing inpatient surgery in the hospital. However, the Company believes that the physicians may prefer to utilize and invest in the ambulatory surgery centers due to greater scheduling flexibility, more consistent nurse staffing, and faster turnaround time between cases, thereby allowing a physician to perform more surgeries in a defined period of time.

Major Customers

Substantially all of the current Company's revenue is derived from physician practice management affiliation transactions and from the internal growth of practices under the Company's management. As of December 31, 1999, the three practices under Company management represented approximately 85% of the Company's revenue. In January 1999, the Company terminated its Management Service Agreement ("MSA") with its Connecticut practice due to the practice's failure to meet certain obligations under the MSA. In the first quarter of 2000, the Company terminated its MSAs with its practices in Pennsylvania and Colorado. The Company is terminating its MSAs in an effort to focus its financial and personnel resources on its new business strategy. The Company's current business strategy assumes revenue growth derived primarily from investments in ancillary businesses such as ambulatory surgery centers or specialty surgical hospitals.

Reimbursement

The various services rendered by the Affiliated Practices under Company management are generally paid by employers, private insurance, workers' compensation insurance, settlement or adjudication of personal injury litigation, and Medicare or Medicaid. To some extent, professional medical services are covered by all payors of medical care. Certain of the ancillary services are more likely to be covered by employers' and workers' compensation insurance than by other payors due to the nature of the services rendered. Patients pursuing personal injury claims may require the services of any or all elements of the musculoskeletal-related healthcare delivery system.

SERVICE MARKS

The Company owns federal registrations for the service marks DRCA, IOI, and IOI & Design. These marks were registered in September 1995, January 1999 and July 1999, respectively. The registrations are valid for a term of ten years and may be renewed thereafter for additional ten-year periods, as long as the company continues to use the marks.

The Company also owns a Texas registration for the service mark WORKWELL, and for a design mark used in connection with its WORKWELL clinics, which were registered with the Secretary of the State of Texas in January 1990. These registrations, like the federal registrations, are valid for a term of ten years and were renewed for an additional ten-year period in January 2000.

In addition, the Company has applied for federal registration of the following service marks on the Principal Register of the United States Patent and Trademark Office:

                  INTEGRATED ORTHOPAEDICS
                  AMAM
                  ANCILLARY MANAGEMENT AFFILIATION MODEL

REGULATION

General

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that healthcare regulations will continue to change and it will monitor these changes. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that it will be able to successfully address changes in the regulatory environment.

Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations with which Affiliated Practices or their affiliated physicians may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of healthcare facilities, offering certain services or making expenditures for healthcare equipment, facilities or programs in excess of statutory thresholds. Some states also require licensing of collection agencies and employee leasing companies. In connection with its operations and its expansion into new markets, the Company believes it is in material compliance with all such laws and regulations and current interpretations thereof, but there can be no assurance that such laws, regulations, or interpretations will not change in the future or that additional laws and regulations will not be enacted.

In addition to extensive, existing healthcare regulation, there have been numerous federal and state initiatives for comprehensive reforms affecting the payment for and availability of healthcare services. The Company believes that such initiatives will continue. Aspects of certain of these reforms as previously proposed, such as further reductions in insurance payments and additional restrictions on direct or indirect physician ownership of facilities to which they refer patients, if adopted, could adversely affect the Company. Other aspects of such initiatives, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business.

The ability of the Company to operate profitably will depend, in part, upon the Company and its affiliated medical practices obtaining and maintaining all necessary licenses, certificates of need and other approvals, as well as upon operating in compliance with applicable healthcare regulations.

Fee Splitting; Corporate Practice of Medicine

The laws of many states prohibit physicians from splitting fees with non-physicians and/or physicians and prohibit non-physician entities, such as the Company, from practicing medicine. Under such laws, the Company is prohibited from exercising control over the provision of medical services. These laws vary from state to state and are enforced by regulatory authorities with broad discretion. The Company believes its operations are in material compliance with existing applicable laws. Specifically, the Company believes the compensation it receives for its management services is consistent with fair market value and will not constitute fee splitting. In addition, the Company believes that its long-term management agreements with physician practices do not result in the Company's exercising control over the provision of medical services in violation of the prohibition against the corporate practice of medicine. There can be no assurance, however, that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company, or that changes in healthcare regulations will not restrict the Company's existing or expanding operations. In addition, the regulatory framework of certain jurisdictions may limit the Company's ability to expand into such jurisdictions.

Fraud and Abuse

Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law and as a result of increased funding by the federal government for anti-fraud efforts, joint ventures and other transactions among healthcare providers have faced increased scrutiny from both the Department of Justice and the Office of Inspector General of the Department of Health and Human Services in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws and in some states these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries. The applicability of these federal and state laws to many business transactions in the healthcare industry, including those contemplated by the Company, has not yet been subject to significant judicial interpretation.

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

Prohibitions on Referrals to Certain Entities

The Stark Law originally prohibited a physician from referring a Medicare patient to an entity for the provision of clinical laboratory services if the physician or an immediate family member of the physician had a financial relationship, including an ownership or investment interest or compensation arrangement, with the entity ("STARK I") unless an exception applied. The revised Stark Law, known as "Stark II," dramatically enlarged the field of designated health services to which the referral prohibitions apply. Effective January 31, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician or an immediate family member has a financial relationship for the provision of physical therapy, occupational therapy, radiology, home health, hospital, and other services, unless an exception applies. Exceptions to the prohibition on referrals for the expanded designated health services include, but are not limited to, (i) referrals for designated health services in physician's office and certain other locations, (ii) referrals for such services to certain publicly traded companies, (iii) referrals for designated health services to entities with which the physician has certain space and equipment rental relationships, (iv) referrals for services provided in an ambulatory surgery center and (v) referrals to entities with which the physician has an employment or independent contractor relationship. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties. On January 9, 1998, the Healthcare Financing Administration, issued proposed rules implementing Stark II; final rules are not expected in the near future. Designated health services provided in violation of the Stark referral prohibitions may not be billed to or paid by a governmental program. Many states have similar restrictions on referrals by physicians. The applicability of these federal and state laws to many business transactions in the healthcare industry, including those intended by the Company, has not yet been subject to significant judicial interpretation. To the extent that the Company or any affiliated medical practice is deemed to be subject to Stark I or II or similar state laws, the Company believes its intended activities will materially comply with such statutes and regulations.

HMO and Insurance Laws

Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. There is a potential that certain risk arrangements that may be entered into by the Company could be characterized by some states as the business of insurance or an HMO. The Company, however, believes that it is not engaged in the business of insurance or of an HMO. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. There can be no assurance that regulators of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that its contemplated activities are and will be in material compliance with these laws in the states in which it does or intends to do business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

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

Certificate of Need

Some states require that providers of certain orthopaedic healthcare services and facilities obtain a Certificate of Need ("CON") prior to commencement of construction and/or operation. The types of facilities and services covered by CON requirements as well as the spending threshold below which CON statutes do not apply, vary on a state-by-state basis. While several states in recent years have discontinued their CON programs altogether, there is no assurance that some or all of these states may not at some future time reinstitute such programs. In addition, the Company's expansion may place it in CON states. As a result, to the extent that the CON approval process delays the construction and/or operation of proposed services and facilities or that CON approval is denied, CON regulations may have an adverse effect on the Company's policy to expand its offerings of certain services.

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

Regulatory Compliance

The Company believes that regulations and statutes will continue to change and, as a result, it regularly monitors developments in related law. Although the Company believes its operations are, and will continue to be, in material compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict the Company's existing operations or its expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. The Company expects to modify its agreements and operations from time to time as the business, statutory and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable laws, there can be no assurance that its arrangements will not be successfully challenged in the future. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

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

ITEM 3. LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company, IOI Management Services of Connecticut, Inc. ("IOI Regional"), filed suit against Merritt Orthopaedic Associates, P.C. ("Merritt"), Patrick J. Carolan, M.D., ("Carolan"), and Mark E. Wilchinsky, M.D. ("Wilchinsky"). The lawsuit sought to enforce certain repurchase obligations under the management services agreement ("MSA") by and among the Company, IOI Regional, Merritt, Carolan and Wilchinsky. The Company terminated the MSA in January 1999 due to the failure of Merritt, Carolan and Wilchinsky to satisfy certain of their obligations thereunder. In March 2000, a settlement was reached between the Company and the practice. The MSA and net property and equipment have been reduced to their net realizable value at December 31, 1999 based on the terms of the agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("ASE") under the symbol "IOI". Prior to March 12, 1997, the Company's trading symbol was "DRC." At March 31, 2000, the Company had 124 shareholders of record. A significant portion of the Company's common stock not held by affiliates of the Company is held through securities depositories. The following table set forth the high and low sale prices per share of the Company's Common Stock for the periods indicated, as reported by the ASE:


                                LOW                HIGH
                                ---                ----
1998

1st Quarter                   $6.2500             $8.1250
2nd Quarter                   $5.2500             $7.1250
3rd Quarter                   $4.4375             $6.3750
4th Quarter                   $2.4375             $4.6250


1999

1st Quarter                   $1.6875             $3.1875
2nd Quarter                   $0.7500             $1.9375
3rd Quarter                   $0.8750             $1.7500
4th Quarter                   $0.5000             $2.8750


The Company has not declared or paid any dividends to common shareholders since inception and does not anticipate the payment of any cash dividends in the foreseeable future. Pursuant to the terms of the Company's Series A Cumulative Convertible Preferred Stock and the Company's Series B Cumulative Convertible Preferred Stock (collectively the "Preferred Stock"), no dividends can be paid on the common stock until all dividends accrued on the Preferred Stock have been paid.

Dividends on the Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") are cumulative from the date of issuance and are payable quarterly after June 30, 1999, upon the availability of "Free Cash Flow" as defined in the Certificate of Designation. No dividends were paid in 1999 as there was not Free Cash Flow as defined. At December 31, 1999, the Company has accrued unpaid dividends of $732,591 on the Series A Preferred Stock. Dividends on the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") accrue quarterly and, if not paid in cash, are paid quarterly by the issuance of additional shares of Series B Preferred Stock. At December 31, 1999, the Company has recorded the issuance of 25,692 additional shares of Series B Preferred Stock to satisfy dividends accrued for the year ended December 31, 1999. At December 31, 1999 the Company has accrued unpaid dividends of $2,009 on the Series B Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain of the comments that follow or that appear elsewhere in this annual report represent forward-looking statements with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking statements. Because of the inherent limitations in this process, the relatively volatile nature of the industry in which the Company operates, and other risks and uncertainties including those discussed in this annual report, particularly in Item 1 - "Business," hereof, there can be no assurance that actual results will not differ materially from these forward-looking statements.

RESULT OF OPERATIONS

GENERAL

In early 1999, the Company changed its business strategy to begin offering a portfolio of physician management service alternatives, including consulting services and equity joint ventures for ancillary services, as well as providing certain management services through both the equity and non equity model. In May 1999, a new Chief Operating Officer and new Chief Development Officer were hired to implement the new business model. In addition, the corporate office was restructured to reduce corporate overhead. In August 1999, the business strategy was further refined to focus more fully on the acquisition or development of ancillary services such as ambulatory surgery centers and specialty surgical hospitals in conjunction with orthopedic and other surgical specialties. In addition, the Company would pursue the development or acquisition of other ancillary services such as physical therapy, pain management, and magnetic resonance imaging. As a result, 1999 was a year of strategic and management changes and the Company did not acquire additional physician practices. However, the Company focused on the growth and implementation of ancillary services such as magnetic resonance imaging ("MRI"), physical therapy and bone densitometry at its existing practices.

The Company terminated its management services agreement ("MSA") with the Connecticut practice in January 1999, effective December 31, 1998, due to the failure of the practice to satisfy certain of its obligations under the MSA. In March of 2000, a settlement was reached with respect to litigation initiated by the Company between the Company and the practice related to the failure of the practice to satisfy certain of its obligations under its MSA. As such the MSA and the net property and equipment were reduced to their net realizable value at December 31, 1999, based on the terms of the agreement and are reflected as Assets to be Disposed of in the accompanying consolidated balance sheet. Impairment charges of $2,079,000 and $2,500,000 were recorded for the years ended December 31, 1999 and 1998 respectively.

As a result of terminating the MSA with the Connecticut practice the number of MSA's decreased from four in 1998 to three in 1999. During the first quarter of 2000, the Company terminated two additional MSAs as described below. In addition to the medical practice affiliations, the Company continued to operate the work hardening facilities in Texas during 1999.

In an effort to focus its financial and personnel resources on the new business strategy, the Company has decided to terminate its management services agreements with its existing practices, contingent upon acceptable terms. In December 1999, the Company entered into discussions with its practice in Colorado regarding terminating its MSA. In January 2000, a definitive agreement was executed to terminate the MSA effective December 31, 1999. As a result the MSA, net accounts receivable, and net property and equipment were reduced to their net realizable value at December 31, 1999 based on the terms of the agreement and are reflected as Assets to be Disposed Of in the accompanying consolidated balance sheet. An impairment charge of $2,599,000 was recorded for the year ended December 31, 1999.

In March 2000, the Company entered into discussions with the Pennsylvania practice to terminate its MSA. A definitive agreement was reached in April 2000, to terminate the MSA effective March 31, 2000.

In April 1999, the Company acquired the license for an ambulatory surgery center ("ASC") in Marrero, Louisiana, which is the same market served by the Company's Louisiana practice. The ASC was completely renovated and is eight thousand square feet. It includes three operating rooms, a minor procedure room, four recovery rooms and five step-down beds. It will operate as the Westbank Ambulatory Care Center, LLC. As of December

31, 1999, the Company had funded $517,000 of start-up costs and $412,000 of construction in progress. The syndication of the ASC was completed in March 2000 and it is expected to be operational in the second quarter of 2000.

In an effort to reduce corporate overhead costs, the corporate office was restructured resulting in a reduction in staff from 40 in January 1999 to 19 in December 1999.


OPERATIONS DATA

The following table presents revenues and the statement of operations items as percentages of total revenues:

                                                               1999       1998
                                                               ----       ----
Revenues                                                        100%       100%

Practice compensation and benefits                               37         36
Other direct costs                                               36         33
General and administrative                                       42         54
Depreciation and amortization                                    15         12
Impairment charges                                               40         20
Special charges                                                   7          4
                                                               ----       ----
                                                                177        159

Loss from operations                                            (77)       (59)
         Interest income                                          2          4
         Interest expense                                        (4)        (4)
                                                               ----       ----
Loss before income tax (provision) benefit                      (79)       (59)
Income tax (provision) benefit                                   (5)        19
                                                               ----       ----
         Net loss before extraordinary items                    (84)       (40)
Extraordinary loss on termination of credit agreement, net       (1)
                                                               ----       ----
         Net loss                                               (85)%      (40)%
                                                               ====       ====


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES:

Revenues for the year ended December 31, 1999 were $11,745,000, a decrease of $473,000, or 4%, over revenues of $12,218,000 for the same period of 1998. The decrease of $473,000 is a result of a $1,804,000 decrease in revenue resulting from the termination of the management services agreement ("MSA") with the Connecticut practice, offset by an increase in revenues of $1,331,000 from the remaining three practices and the work hardening centers. The increase in revenue at the remaining practices is a result of the addition of ancillary services, which accounted for $727,000 of the increase with the remaining increase related to same store growth.

PRACTICE COMPENSATION AND BENEFITS:

Overall practice compensation and benefit costs decreased $78,000, or 2%, from $4,374,000 in 1998 to $4,296,000 in 1999. The decrease of $78,000 is a result of a $627,000 decrease in compensation and benefit costs related to the termination of the MSA with the Connecticut practice. This decrease was offset by an increase of $549,000 related to an increase in personnel for ancillary services (physical therapy, bone densitometry and magnetic resonance) at the remaining practices.

OTHER DIRECT COSTS:

Overall other direct costs increased $244,000, or 6%, from $4,047,000 in 1998 to $4,291,000 in 1999. Other direct costs decreased $728,000 as a result of the termination of the MSA with the Connecticut practice. However, this decrease was offset by a $972,000 increase in costs at the remaining practices. Of this increase $517,000 relates to start-up costs for the Westbank Ambulatory Care Center in Marrero, Louisiana. The remaining increase of $455,000 primarily relates to additional rent and professional services at the Affiliated Practices for ancillary development.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended December 31, 1999 decreased $1,710,000 or 26%, from $6,593,000 in 1998 to $4,883,000 in 1999.
These costs decreased as a result of an effort to decrease corporate costs specifically related to corporate personnel, advertising, printing, professional services, office supplies and telephone expenses. Of the decrease, $1,056,000 relates to a decrease in corporate personnel costs as a result of restructuring the corporate office.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization increased $223,000, or 15%, from $1,531,000 in 1998 to $1,754,000 in 1999. Of this increase $125,000 relates to an increase in amortization and $98,000 relates to an increase in depreciation expense. The increase in amortization expense from 1998 to 1999 is a result of an increase of $249,000 in amortization expense related to the three remaining practices offset by a decrease of $124,000 in amortization expense related to the termination of the Connecticut practice MSA. Amortization expense for the three remaining practices increased in 1999 due to a full year of amortization using a 25-year amortization period. In 1998, a 40 year amortization period was used for the first six months with a reduction in the amortization period as of July 1998, to 25 years. Depreciation expense increased $98,000 as a result of an increase of $117,000 from 1998 to 1999 in depreciation expense primarily due to the acquisition of MRI equipment for the Pennsylvania and Colorado practices offset by a decrease of $19,000 in depreciation expense related to the termination of the Connecticut practice MSA.

IMPAIRMENT CHARGES:

Impairment charges increased $2,178,000 or 87%, from $2,500,000 in 1998 to $4,678,000 in 1999. In 1998, an impairment charge of $2,500,000 was recorded related to the termination of the MSA with the Connecticut practice. In 1999, an additional impairment charge of $2,079,000 was recorded related to the Connecticut practice as a result of reaching a settlement with the practice. In addition, during 1999 the Company entered into discussions with the Colorado practice to terminate its MSA. A definitive agreement was reached in January 2000 to terminate the MSA. As a result an impairment charge of $2,599,000 was recorded to reduce the related assets to their net realizable value at December 31, 1999 based on the terms of the agreement.

SPECIAL CHARGES:

Special charges increased $425,000 or 95%, from $446,000 in 1998 to $871,000 in 1999. The special charges relate to corporate restructuring charges. The increase in special charges from 1998 to 1999 relates to additional restructuring costs related to downsizing the corporate office.

INTEREST INCOME:

Interest income decreased by $291,000 from 1998 to 1999, as a result of a decrease in the cash and investment balance throughout the year.

INTEREST EXPENSE:

Interest expense increased $15,000 from 1998 to 1999, with the increase primarily attributable to an increase in capital lease obligations during 1999.

INCOME TAX EXPENSE:

Income tax provision increased $2,937,000 from 1998 to 1999, with the increase primarily attributable to the increase in the valuation allowance.

NET LOSS/LOSS PER COMMON SHARE:

Net loss, loss applicable to common shares and loss per common share for the year ended December 31, 1999 were $10,047,000, $12,821,000 and $1.97, compared to $4,927,000, $7,466,000 and $1.16, respectively, for the same period in 1998. The increase in the loss applicable to common shares from 1998 to 1999 is a result of additional losses of $5,120,000 during 1999 attributable to reasons noted above and an incremental increase in the annual stock dividend of $235,000 on the Series B Cumulative Convertible Preferred Stock during 1999. Included in 1999 and 1998 loss applicable to common shares and loss per share were impairment charges of $4,678,000 and $2,500,000, or $0.77 and $0.26 per share, respectively. In addition included in the 1999 and 1998 loss applicable to common shares and loss per share are special charges of $871,000 and $446,000, or $0.14 and $0.05 per share, respectively.

Weighted average shares outstanding is comparable at December 31, 1999 to the weighted average shares outstanding at December 31, 1998.

As of December 31, 1999, if all shares of the Company's Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock had been converted into Common Stock, the number of shares of Common Stock outstanding would have been 24,682,770. Of this approximately 74% would have resulted from the conversion by the Series A and Series B holders. See Item 7 -
Note 11 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 1999 was $3,045,000, compared to $2,765,000 for the same period of 1998. Net cash used in investing activities decreased $4,093,000 from $4,951,000 in 1998 to $858,000 in 1999, primarily due to cash used in 1998 of $4,688,000 to enter into the Colorado medical practice transaction, where as in 1999 there were no acquisitions. Net cash used in financing activities was $226,000 in 1999, as compared to net cash used in financing activities of $2,908,000 in 1998. The $2,682,000 decrease in the cash used in financing activities is primarily due to the refund in 1999 of $414,000 of deferred financing costs related to the termination of the Nations Bank Credit Facility, the payment in 1998 of $1,000,000 of deferred financing costs, and $1,505,000 of note payments related to the acquisition of a medical practice.

Net working capital was $3,991,000 at December 31, 1999, as compared to $7,991,000 at December 31, 1998. The decrease of $4,000,000 was due primarily to cash of $4,129,000 being used in 1999 to fund operations, property and equipment acquisitions and financing activities.

In 1998, the Company entered into a Credit Agreement (the "Credit Agreement") which provided for a $65.0 million three-year Revolving Credit Facility (the "Credit Facility"). Due to changes in the Company's business strategy and general market conditions, the Credit Agreement and Credit Facility were terminated on June 4, 1999.

The Company's new business strategy focuses on the development of ancillary services such as ambulatory surgery centers, specialty surgical hospitals and other ancillary services in conjunction with orthopedic and other surgical specialty physicians. In an effort to focus its financial and personnel resources on the new business strategy, the Company has decided to terminate its MSAs with its existing practices, contingent upon obtaining acceptable terms. Subsequent to December 31, 1999, the Company terminated two of its three remaining management services agreements. See Item 7 - Note 5.

Under the new business model the Company began renovations of the Westbank Ambulatory Care Center in Marrero, Louisiana. As of December 31, 1999, the Company had funded $517,000 in start-up costs and $412,000 of construction in progress. At December 31, 1999 the Company had outstanding commitments of $2,185,000 related to the equipment and construction of the ambulatory surgery center. The Company has been unable to obtain financing for the equipment and leasehold improvements as a result of the lack of capital available in the PPM sector as well as due to the Company's continued operating losses and cash position. The Company is currently pursuing financing from the equipment manufacturers for the ambulatory surgery center equipment. If the Company is unable to obtain financing it will utilize the proceeds from the divestiture of the practices to fund the equipment and construction expenditures.

In connection with the termination of the Colorado practice MSA, the Company received cash of $700,000 and a note receivable of approximately $974,000. In connection with the legal settlement for the Connecticut practice MSA, the Company received $500,000 in cash and a note receivable of $250,000. It is the Company's intent to factor these notes. In addition, the Company received in April 2000, $3,954,500 in cash as a result of terminating the MSA with the Pennsylvania practice and selling the net property and equipment and net accounts receivable.

Management's plans for addressing its liquidity and operating difficulties are partially based upon forward looking events, which have yet to occur, as to which there are no assurances.

Management believes it will have sufficient cash flow to fund operations and minor additional investments for fiscal 2000. The Company does not expect to attain a break-even cash flow position during 2000 and thus will continue to fund operating losses from its cash balances. The Company's current business strategy assumes revenue growth derived primarily from investments in ancillary businesses such as ambulatory surgery centers or specialty surgical hospitals. The Company has limited operating history related to the implementation of this business strategy. Long-term growth of the business is expected to depend on the Company's ability to raise debt or equity capital. There can be no assurances that the Company will successfully raise such capital and during 1999 the Company was unsuccessful at raising debt capital.

YEAR 2000 COMPLIANCE

In the prior year the Company described the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems responded to the year 2000 date change. The expenditures related to the remediation of the Company's systems were not material to the consolidated statement of operations. The Company is not aware of any material problems resulting from the year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor the Company's mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent matters that may arise are addressed promptly.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements - Consolidated Financial Statements of Integrated Orthopaedics, Inc. as of December 31, 1999 and 1998 and for the two years ended December 31, 1999:


                                                                   Page
                                                                   ----
Report of Ernst & Young LLP, Independent Auditors                   20

Consolidated Balance Sheets                                         21

Consolidated Statements of Operations                               22

Consolidated Statements of Stockholders' Equity                     23

Consolidated Statements of Cash Flows                            24-25

Notes to Consolidated Financial Statements                       26-39

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Integrated Orthopaedics, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Orthopaedics, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Orthopaedics, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                             Ernst & Young LLP

Houston, Texas
April 12, 2000

                          INTEGRATED ORTHOPAEDICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                       ASSETS                                             DECEMBER 31,
                                                                                    ----------------------
                                                                                      1999          1998
                                                                                    --------      --------
CURRENT ASSETS
   Cash and equivalents                                                             $  1,889      $  6,018
   Accounts receivable                                                                 2,101         3,140
   Income taxes receivable                                                                49            47
   Due from affiliated medical groups                                                    227           240
   Prepaid expenses                                                                      449           785
   Other current assets                                                                   26           494
   Assets to be disposed of                                                            1,529
                                                                                    --------      --------
           TOTAL CURRENT ASSETS                                                        6,270        10,724

PROPERTY AND EQUIPMENT
   Equipment (including capital leases)                                                3,529         3,384
   Leasehold improvements                                                                351           229
Furniture and fixtures (including capital leases)                                        563           727
Construction in progress                                                                 426
                                                                                    --------      --------
                                                                                       4,869         4,340
   Less  - accumulated depreciation and amortization                                  (2,532)       (2,502)
                                                                                    --------      --------
                                                                                       2,337         1,838


MANAGEMENT SERVICES AGREEMENTS, net of
     accumulated amortization of $1,670 in 1999 and $3,582 in 1998                    20,581        28,272
ASSETS TO BE DISPOSED OF                                                                 895
DEFERRED INCOME TAXES                                                                  1,925         2,441
OTHER ASSETS                                                                             135           706
                                                                                    --------      --------
TOTAL ASSETS                                                                        $ 32,143      $ 43,981
                                                                                    ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                $    106      $    231
    Accrued liabilities                                                                1,741         1,969
    Current obligations under capital leases                                             215           122
    Current portion of notes payable                                                     217           411
                                                                                    --------      --------
           TOTAL CURRENT LIABILITIES                                                   2,279         2,733


OBLIGATIONS UNDER CAPITAL LEASES                                                         542           351
NOTES PAYABLE                                                                            651           868
DIVIDENDS PAYABLE                                                                        735           531
DEFERRED INCOME TAXES                                                                  9,180        10,415
                                                                                    --------      --------
           TOTAL LIABILITIES                                                          13,387        14,898

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 10,000,000 shares authorized,
         Series A, cumulative convertible, 25,226 shares issued and outstanding
         Series B, cumulative convertible, non-redeemable,
              300,236 shares issued and outstanding in 1999 and 274,544 in 1998            3             3
   Common stock, $.001 par value, 50,000,000 shares authorized,
         6,557,454 issued in 1999 and 1998                                                 7             7
   Additional paid-in capital                                                         49,316        46,744
   Common stock to be issued                                                                            78
   Accumulated deficit                                                               (30,320)      (17,499)
   Treasury shares, 60,914 in 1999 and 1998                                             (250)         (250)
                                                                                    --------      --------
           TOTAL STOCKHOLDERS' EQUITY                                                 18,756        29,083
                                                                                    --------      --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 32,143      $ 43,981
                                                                                    ========      ========


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                    1999          1998
                                                  --------      --------

REVENUES                                          $ 11,745      $ 12,218

COSTS AND EXPENSES:
   Practice compensation and benefits                4,296         4,374
   Other direct costs                                4,291         4,047
   General and administrative                        4,883         6,593
   Depreciation and amortization                     1,754         1,531
   Impairment charges                                4,678         2,500
   Special charges                                     871           446
                                                  --------      --------
                                                    20,773        19,491
                                                  --------      --------
LOSS FROM OPERATIONS                                (9,028)       (7,273)

INTEREST INCOME                                        202           493
INTEREST EXPENSE                                      (432)         (447)
                                                  --------      --------

LOSS BEFORE INCOME TAX (PROVISION) BENEFIT          (9,258)       (7,227)

INCOME TAX (PROVISION) BENEFIT                        (637)        2,300
                                                  --------      --------

NET LOSS BEFORE EXTRAORDINARY ITEMS                 (9,895)       (4,927)

EXTRAORDINARY LOSS ON TERMINATION OF CREDIT           (152)
                                                  --------      --------
   AGREEMENT, NET

NET LOSS                                          $(10,047)     $ (4,927)
                                                  ========      ========

LOSS APPLICABLE TO
   COMMON SHARES                                  $(12,821)     $ (7,466)
                                                  ========      ========

LOSS PER SHARE BASIC AND DILUTED:

   Net Loss Before Extraordinary Loss             $  (1.95)     $  (1.16)

   Extraordinary Loss                                (0.02)
                                                  --------      --------

   Net Loss Per Share                             $  (1.97)     $  (1.16)
                                                  ========      ========

   Weighted average common shares outstanding        6,496         6,459
                                                  ========      ========


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 1999 AND 1998
                                 (in thousands)



                                                                                           ADDITIONAL
                                                                                            PAID-IN
                                         SHARES                       AMOUNT                CAPITAL
                               -------------------------     -------------------------     ----------
                               PREFERRED        COMMON       PREFERRED       COMMON
                               ----------     ----------     ----------     ----------
Balance at
   December 31, 1997                  276          5,886     $        3     $        6     $   41,803
Treasury stock
   Repurchased at cost
Medical Practice
   Transactions:
      Stock issued                                   157                                          747
      Value of 30,001
       Shares to be issued
Delivery of common
   stock to be issued                                424                             1          1,642
Issuance cost of
   Preferred Stock
   Series B                                                                                       (85)
Dividends on
   Preferred Stock
   Series A
   Series B                            24                                                       2,337
Options exercised                                     90                                          300
Net Loss
                               ----------     ----------     ----------     ----------     ----------
Balance at
    December 31, 1998                 300          6,557              3              7         46,744
Dividends on
   Preferred Stock
    Series A
    Series B                           26                                                       2,572
Termination of common
   stock to be issued
Net Loss
                               ----------     ----------     ----------     ----------     ----------
Balance at
   December 31, 1999                  326          6,557     $        3     $        7     $   49,316
                               ==========     ==========     ==========     ==========     ==========


                                                 RETAINED
                                  COMMON         EARNINGS/
                               STOCK TO BE      ACCUMULATED      TREASURY
                                  ISSUED         (DEFICIT)        STOCK           TOTAL
                                ----------      ----------      ----------      ----------
Balance at
   December 31, 1997            $    1,643      $  (10,033)                     $   33,422
Treasury stock
   Repurchased at cost                                                (250)           (250)
Medical Practice
   Transactions:
      Stock issued                                                                     747
      Value of 30,001
       Shares to be issued              78                                              78
Delivery of common
   stock to be issued               (1,643)
Issuance cost of
   Preferred Stock
   Series B                                                                            (85)
Dividends on
   Preferred Stock
   Series A                                           (202)                           (202)
   Series B                                         (2,337)
Options exercised                                                                      300
Net Loss                                            (4,927)                         (4,927)
                                ----------      ----------      ----------      ----------
Balance at
    December 31, 1998                   78         (17,499)           (250)         29,083
Dividends on
   Preferred Stock
    Series A                                          (202)                           (202)
    Series B                                        (2,572)
Termination of common
   stock to be issued                  (78)                                            (78)
Net Loss                                           (10,047)                        (10,047)
                                ----------      ----------      ----------      ----------
Balance at
   December 31, 1999            $        0      $  (30,320)     $     (250)     $   18,756
                                ==========      ==========      ==========      ==========


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(10,047)     $ (4,927)
   Noncash adjustments:
     Impairment charges                                                4,678         2,500
     Extraordinary loss on termination of credit agreement, net          152
     Depreciation and amortization                                     1,754         1,531
     Deferred income taxes                                               343        (2,300)
     Other                                                               139           164
   Change in assets and liabilities, excluding
     acquisitions and dispositions:
     Accounts receivable, net                                             54           421
     Other assets                                                        363           (70)
     Accounts payable and accrued liabilities                           (401)         (490)
     Due from/to affiliated medical groups                               (78)         (306)
     Income taxes receivable                                              (2)          712
                                                                    --------      --------

             Net cash used by operating activities                    (3,045)       (2,765)
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                (858)         (573)
   Proceeds from sale of marketable securities                                         111
   Proceeds from sale of equipment                                                     199
   Net payments in medical practice transactions                                    (4,688)
                                                                    --------      --------
              Net cash used by investing activities                     (858)       (4,951)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on other notes                                              (411)       (1,747)
   Payments on capital lease obligations                                (229)         (126)
   Refund (payment) of deferred financing costs                          414        (1,000)
   Payment to repurchase common shares                                                (250)
   Direct costs of preferred stock issuance                                            (85)
   Proceeds from exercise of stock options                                             300
                                                                    --------      --------
             Net cash used  by financing activities                     (226)       (2,908)
                                                                    --------      --------

DECREASE IN CASH AND EQUIVALENTS                                      (4,129)      (10,624)
CASH AND EQUIVALENTS:
   BEGINNING OF YEAR                                                   6,018        16,642
                                                                    --------      --------
   END OF YEAR                                                      $  1,889      $  6,018
                                                                    ========      ========


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (in thousands)

                                                            YEAR ENDED DECEMBER 31,
                                                            ----------------------
                                                              1999          1998
                                                            ---------     --------
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                             $   471      $   136
   Income taxes paid (refunded)                                  155         (509)

NON CASH TRANSACTIONS:

   Details of medical practice transactions -
      Common stock and additional paid-in capital issued                      747
      Common stock and additional paid-in capital
        to be issued (terminated)                                (78)          78
      Deferred tax liability for book and tax
        basis differences                                                   2,204
      Liabilities assumed                                                      20

   Others -
      Series B Preferred Stock -
         Accumulated deficit related to stock dividends        2,572        2,337
      Series A Preferred Stock -
         Increase in dividends payable                           202          202
      Furniture and equipment acquired under
         capital leases                                          760          246


                             See accompanying notes.

                          INTEGRATED ORTHOPAEDICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, is a healthcare management services company that provides management, consulting and ancillary services to orthopaedic medical practices and other musculoskeletal-related patient businesses. As of December 31, 1999, the Company provided comprehensive management services under long-term agreements to three orthopaedic practices in three states. These practices provide a wide spectrum of orthopaedic office-based and surgical services to patients with musculoskeletal injuries and illnesses. These practices were acquired under a traditional asset purchase model. Subsequent to December 31, 1999, as part of its new strategy, as discussed below, the Company reached agreements to terminate two of its three Management Services Agreements (See Note 5).

In 1999, the Company changed its model from a physician practice management model to an Ancillary Management Affiliation Model. This strategy has as its objective the acquisition, development and management of freestanding and in-office ambulatory surgery centers, specialty surgical hospitals, physical therapy centers, and MRI services through affiliations with orthopaedic specialty practices. As of December 31, 1999 the Company was in the process of renovating an ambulatory surgery center in Louisiana.

The Company also owns and operates two work hardening facilities in Houston, Texas.

The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain reclassifications to the prior year's financial statements have been made to conform to the 1999 presentation.

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

Cash Equivalents

The Company considers its investments in highly liquid debt securities with original maturities of three months or less to be cash equivalents.

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

Management Service Agreements

Management service agreements ("MSAs") consist of intangible assets attributable to the affiliated medical practices. As a result of certain developments in the physician practice management ("PPM") industry, the Company elected to change the amortization period of all its MSAs from 40 years to 25 years on a prospective basis beginning July 1, 1998. This 25 year amortization period initiates at the execution date of the MSA. This change in accounting estimate increased loss per share by $0.04 for the year ended December 31, 1998.

Under the agreements, the affiliated medical practices have agreed to provide medical services on an exclusive basis only through the facilities managed by the Company. The MSAs can be unilaterally terminated without penalty by the affiliated medical practices only for cause. At any time, any affiliated medical practice can terminate an MSA by tendering to IOI the MSA and the assets of the practice. If the affiliated medical practice breaches the MSA, the group is responsible to pay liquidated damages to IOI in the same amount as that which would be due if the practice terminated the MSA without cause. As discussed further in Note 5, subsequent to December 31, 1999, the Company executed agreements with two of its affiliated medical practices to terminate the respective MSAs.

The Company regularly evaluates the carrying value of the MSAs versus the discounted cash benefit expected to be realized from the performance of the underlying physician practices and adjusts for any impairment in value if there are indicators that the value of the MSA may be impaired. Additionally, the Company recognizes an impairment charge, if necessary, at the time a decision is made to terminate a MSA (see Note 5) if the termination agreement results in the Company receiving less than the recorded asset value.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt, and are included in interest expense.

Revenue Recognition

The Company's revenues represent the contractual fees earned under the MSAs with orthopaedic groups. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the affiliated medical practices with the exception of the amounts retained by physicians. The Company's revenues include the reimbursement of all medical practice operating costs and the fixed and variable contractual management fees as defined and stipulated in the agreements. Revenues related to MSAs are accrued when collection is probable.

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

Fair Values of Financial Instruments

Due generally to their short-term nature and current interest rates and terms, where applicable, the carrying value of the Company's financial instruments is believed to approximate their fair values unless otherwise indicated.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. However, if the inclusion of such exercise or conversion reduces the loss per share then such conversion or exercise would be excluded from the calculation.

Stock-Based Compensation

The Company measures stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 11 for the pro forma disclosures of the effect on net loss and loss per common share as if the fair value-based method had been applied in measuring compensation expense.

Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998, which replaces the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for reviewing performances and making operating decisions.

NOTE 2 - OPERATING RESULTS AND LIQUIDITY

The Company incurred losses from operations of $9,028,000 and $7,273,000 for 1999 and 1998 respectively. Losses from operations, excluding impairment charges and special charges were $3,479,000 in 1999 and $4,327,000 for 1998. In addition, the Company's cash position has declined as a result of funding current operations.

Management has taken the following actions:

     o In May 1999, the Company hired a new Chief Operating Officer and Chief Development Officer.

     o The new senior management team redefined the Company's strategy. The new business strategy focuses on the development and acquisition of ancillary services such as ambulatory surgery centers and specialty surgical hospitals as well as other ancillary services in conjunction with orthopedic and other surgical specialty physicians.

     o In an effort to focus its financial and personnel resources on the new business strategy the Company has decided to terminate its management services agreements with its existing practices, contingent upon obtaining acceptable terms. Subsequent to December 31, 1999, the Company terminated two of its three remaining management services agreements. (See Note 5). As of April 2000, the Company has received cash of $4,654,500 related to these divestitures.

     o Under the new business model the Company began renovations of an ambulatory surgery center ("ASC") in Marrero, Louisiana. As of December 31, 1999, the Company had funded $517,000 in start-up costs and $412,000 of construction in progress. At December 31, 1999, the Company had outstanding commitments of $2,185,000 related to the equipment and construction of the ASC. The Company has been unable to obtain financing for the equipment and leasehold improvements as a result of the lack of capital available in the Physician Practice Management sector as well as the Company's continued operating losses and cash position. The Company is pursuing financing from the specific equipment manufacturers for the ambulatory surgery center equipment. If the Company is unable to obtain financing it will utilize the proceeds from the divestitures of its practices (see Note 5) to fund the equipment and construction expenditures. In addition, the Company has the ability to control operating costs of the ASC if revenue projections are not at the level projected.

     o The Company anticipates factoring the notes receivable from the sale of the Colorado practice. (See Note 5)

     o The Company has adopted a plan to reduce corporate overhead costs. As such, the corporate staff was decreased from 40 in January 1999 to 19 in December 1999. Subsequent to December 31, 1999 the Company subleased its current office space and furniture and will lease significantly less space in order to reduce its total lease expense.

Management's plans for addressing its liquidity and operating difficulties are partially based upon forward looking events, which have yet to occur, as to which there are no assurances. Management believes that the items addressed above will result in sufficient cash to fund operations and minor additional investments for fiscal 2000. The Company does not expect to attain a break-even cash-flow position during 2000 and thus will continue to fund operating losses from its cash balance. The Company's current business strategy assumes revenue growth derived primarily from investments in ancillary business such as ambulatory surgery centers or specialty surgical hospitals. Such investments will further reduce the Company's cash position. The Company has limited operating history related to the implementation of this business strategy. Long-term growth of the business is expected to depend on the Company's ability to raise debt or equity capital. There can be no assurances that the Company will successfully raise such capital and during 1999 the Company was unsuccessful at raising debt capital.


NOTE 3 - LOSS PER SHARE

The components of basic EPS are as follows (in thousands, except per share data) for the years ended December 31:

                         1999            EPS            1998           EPS
                       ---------      ---------      ---------      ---------
Net loss               $ (10,047)     $   (1.54)     $  (4,927)     $   (0.77)
Series A Preferred
  stock dividends           (202)         (0.03)          (202)         (0.03)
Series B Preferred
  stock dividends         (2,572)         (0.40)        (2,337)         (0.36)
                       ---------      ---------      ---------      ---------
Net loss
 Available to
 Common
 Stockholders          $ (12,821)     $   (1.97)     $  (7,466)     $   (1.16)
                       =========      =========      =========      =========
Weighted average
  Common shares
  Outstanding              6,496                         6,459
                       =========                     =========

For the years ended December 31, 1999 and 1998, the diluted weighted average shares excluded the following as the issuance or conversion of these instruments results in anti-dilution (shares in thousands). The number of shares listed assumes the conversion occurred on January 1, 1999 and 1998, respectively:

                                                         1999                       1998
                                                 --------------------        --------------------
                                                             WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE
                                                             EXERCISE                    EXERCISE
                                                 SHARES       PRICE          SHARES       PRICE
                                                 ------      --------        ------      --------
Employee stock options to purchase
       common stock                                 942     $    1.90         1,459     $    3.71
Warrants to purchase common stock                                               200          2.13
Non-employee stock options to purchase
       common stock                                  35     $    5.00            58          4.15
Series A Preferred Stock convertible into
       common stock                               1,075                         872
Series B Preferred Stock convertible into
       common stock                               9,667                       4,576


NOTE 4 - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical practices affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical practices is reduced by the contractual amounts retained by the medical practices to arrive at the Company's revenue. The affiliated physician practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. With respect to the medical practice affiliations, substantially all of the amounts retained by affiliated physician groups were contractually guaranteed as a minimum percentage of practice gross profit.

The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                 1999       1998
                                               -------     -------
Medical Service Revenue                        $17,541     $18,454
Less Amounts Retained by Medical Groups          5,796       6,236
                                               -------     -------

Revenues                                       $11,745     $12,218
                                               =======     =======

Management Services Agreements at year end           3           4

In 1999 and 1998, the physician practices under Company management represent approximately 85% and 81% of the Company's revenue, respectively and the loss of any one of these agreements could have a material adverse effect on the Company's operations and earnings. Subsequent to December 31, 1999 the Company divested two of its practices whose combined revenues represented approximately 61% of the Company's revenues in 1999. See Note 5.

For the years ended December 31, 1999 and 1998, the Company and affiliated medical practices derived approximately 26% and 24%, respectively, of their medical service revenue from services provided under workers' compensation programs, 38% and 35%, respectively, from contractual, fee-for-service arrangements with managed care programs and direct employer contracts, and 1% and 1%, respectively, from personal injury claims subject to legal action . The remaining 35% and 40%, respectively, was derived from services provided under the Medicare and state Medicaid programs as well as various non-contracted fee-for-service payors. Changes in the payor reimbursement rates can affect the affiliated medical practices and, therefore, the Company's revenue.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes its billing activities on behalf of its affiliated medical practices are materially in compliance with applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Under its MSAs, receivables generated by affiliated medical practices from patient services are purchased by the Company at their net collectible value on a full recourse basis. The Company, therefore, does not have an allowance for doubtful accounts. As a result, the Company's accounts receivable are a function of medical service revenue of the affiliated medical practices rather than the Company's revenue. Such receivables are recorded by the affiliated medical practices net of contractual adjustments and allowance for doubtful accounts and are not collateralized.

NOTE 5 - MEDICAL PRACTICE TRANSACTIONS

Acquisitions

During 1998 and 1997, the Company entered into long-term MSAs with four orthopaedic medical practices. The consideration paid for the medical practices to enter into long-term MSAs and for the non-medical assets of the medical practices, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes: (i) the assumption by the Company of certain liabilities, (ii) the value of Common Stock issued, (iii) the estimated value of commitments by the Company to issue common stock at specified future dates, (iv) short-term obligations, (v) non-negotiable subordinated convertible promissory notes, and (vi) cash payments and related transaction costs. In 1998, the Company paid $860,000 in cash and issued $90,000 in common stock to satisfy or amend existing MSA's.

Divestitures - Assets to Be Disposed Of

In December 1999, the Company entered into discussions with its practice in Colorado regarding terminating its MSA. In January 2000, a definitive agreement was executed to terminate the MSA. In conjunction with this transaction the Company sold the related net accounts receivable and net property and equipment to the practice and an affiliated entity of the practice. Total consideration to be received related to the transaction is $1,674,000 of which $700,000 will be received in cash with the remaining balance structured as a note receivable over thirty-six months. The MSA, net accounts receivable and net property and equipment have been reduced to their net realizable value at December 31, 1999 based upon the terms of the agreement. The Company's net investment in the assets are reflected as Assets to be Disposed Of in the accompanying consolidated balance sheet and are included in the total assets of the Practice Management Services Segment. The resulting write-down of $2,599,000 is reflected as an impairment charge at December 31, 1999 in the consolidated statement of operations. The practice's income before taxes for 1999 and 1998 was $354,000 and $117,000, respectively.

In January 1999, the Company and a subsidiary of the Company filed a lawsuit against the medical practice located in Connecticut seeking to enforce certain repurchase obligations under the related MSA. The MSA was terminated by the Company in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such termination for cause, the Company and its subsidiary were entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, accounts receivable, equipment, contract and intangibles. In March 2000 a settlement of $750,000 was reached between the Company and the practice. The MSA and net property and equipment have been reduced to their net realizable value at December 31,1999 based on the terms of the agreement and are reflected as Assets to Be Disposed of in the accompanying consolidated balance sheet and is included in the total assets of the Practice Management Services Segment. A loss of $2,079,000 and $2,500,000 on the disposal is included in impairment charges for the years ended December 31, 1999 and 1998, respectively. During 1999, there was no operations related to the practice. The practice's income before taxes for 1998 was $308,000.

Divestitures - Pending Transactions

In March 2000, the Company entered into discussions with its practice in Pennsylvania regarding terminating its MSA. In April 2000, a definitive agreement was executed to terminate the MSA. In conjunction with the transaction, the Company will sell the related net accounts receivable and net property and equipment to the practice. Total consideration to be received related to the transaction is $3,954,500 in cash. At December 31, 1999 the carrying amount of such net accounts receivable and net property and equipment, was $1,263,000 and $732,000 respectively. The Company anticipates recording a loss on the disposal of approximately $8.0 million. This amount represents management's best estimate; however, the actual amount when determined may differ from such estimate. The practice's income before taxes for 1999 and 1998 was $818,000 and $754,000, respectively.

Unaudited Pro Forma Financial Data

The following unaudited pro forma financial information is as of and for the year ended December 31, 1999 (dollars in thousands, except per share amounts) assumes the above dispositions occurred on January 1, 1999. Accordingly the pro forma information excludes the impairment of $4,678,000 on the disposition of the Colorado and Connecticut practices. The unaudited pro forma financial information below does not purport to present the financial position or results of operations of the Company had the above transactions occurred on the date specified, nor are they necessarily indicative of results of operations that may be expected in the future.

                                                                   1999
                                                                 --------

REVENUES                                                         $  4,582
                                                                 ========

LOSS FROM OPERATIONS                                             $ (5,598)
                                                                 ========

LOSS BEFORE EXTRAORDINARY LOSS                                   $ (5,950)
EXTRAORDINARY LOSS                                                   (152)
                                                                 --------
NET LOSS                                                         $ (6,102)
                                                                 ========

NET LOSS ATTRIBUTABLE TO COMMON SHARES                           $ (8,876)
                                                                 ========

LOSS PER SHARE BASIC AND DILUTED:
     NET LOSS BEFORE EXTRAORDINARY LOSS                          $  (1.35)
     EXTRAORDINARY LOSS                                             (0.02)
                                                                 --------

NET LOSS PER SHARE                                               $  (1.37)
                                                                 ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          6,496
                                                                 ========


                                                                   1999
                                                                 --------
                         ASSETS

CURRENT ASSETS:
    Cash & Equivalents                                           $  6,644
    Accounts Receivable                                               838
    Other Current Assets                                              637
    Notes Receivable                                                  739
                                                                 --------
       TOTAL CURRENT ASSETS                                         8,858

NET PROPERTY AND EQUIPMENT                                          1,605

MANAGEMENT SERVICES AGREEMENTS, NET                                 4,826
DEFERRED INCOME TAXES                                               1,925
NOTES RECEIVABLE                                                      894
OTHER ASSETS                                                          122
                                                                 --------

       TOTAL ASSETS                                              $ 18,230
                                                                 ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                     $  1,617
    Current Obligations Under Capital Leases                          162
    Current Maturities of Notes Payable                               217
                                                                 --------
       TOTAL CURRENT LIABILITIES                                    1,996

NOTES PAYABLE                                                         651
OBLIGATIONS UNDER CAPITAL LEASES                                      341
DIVIDENDS PAYABLE                                                     735
DEFERRED INCOME TAXES                                               3,744
                                                                 --------
       TOTAL LIABILITIES                                            7,467

STOCKHOLDERS' EQUITY
    Preferred Stock                                                     3
    Common Stock                                                        7
    Additional Paid-in-Capital                                     49,313
    Accumulated Deficit                                           (38,310)
    Treasury Shares                                                  (250)
                                                                 --------
       TOTAL STOCKHOLDERS' EQUITY                                  10,763
                                                                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 18,230
                                                                 ========

NOTE 6 - SPECIAL CHARGES

During 1999 and 1998, the Company recorded special charges of $871,000 and $446,000 respectively, relating to corporate restructuring charges.


NOTE 7 - INCOME TAXES

The Company's income tax provision (benefit) consists of the following (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                      1999         1998
                                                                    -------      -------
Continuing Operations
Current:
  Federal                                                           $            $(1,191)
  State                                                                 202         (233)
Deferred:
  Federal                                                               305         (732)
  State                                                                 130         (144)
                                                                    -------      -------
Total Income Tax Provision (Benefit) from Continuing Operations         637       (2,300)
Income Tax Benefit from Extraordinary Loss                              (91)
                                                                    -------      -------
Total Income Tax Provision (Benefit)                                $   546      $(2,300)
                                                                    =======      =======

The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate to loss before income tax (provision) benefit is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                 1999         1998
                                               -------      -------
Income tax benefits
    at U.S. statutory rates                    $ 3,174      $ 2,287
State income taxes, net of federal benefit         341          250
Change in valuation allowance                   (3,865)
Nondeductible expenses and other                  (287)        (237)
                                               -------      -------
                                               $  (637)     $ 2,300
                                               =======      =======

Deferred income taxes at December 31 are comprised of:

                                                          1999          1998
                                                        --------      --------
Deferred tax assets:
   Accrued expenses                                     $     21      $    281
   Allowance for doubtful accounts                           395           296
   Special charges not currently deductible for tax                        923
   Net operating loss carryforward                         5,883         1,257
   Other                                                                   193
                                                        --------      --------
                                                           6,299         2,950
   Valuation allowance                                    (4,374)         (509)
                                                        --------      --------
                                                           1,925         2,441
                                                        --------      --------
Deferred tax liabilities:
   Other                                                    (975)         (215)
   Intangible assets, net of amortization (MSAs)          (8,003)      (10,127)
   Depreciation                                             (202)          (73)
                                                        --------      --------
                                                          (9,180)      (10,415)
                                                        --------      --------
Net deferred tax liability                              $ (7,255)     $ (7,974)
                                                        ========      ========


At December 31, 1999, the Company has a net operating loss carry forward of approximately $15,595,000 available for federal income tax purposes. A portion of the net operating loss, $3,381,000 expires in 2012 and $3,433,000, expires in 2018. The current year's portion, or $8,782,000, expires in 2019. The Company increased its valuation allowance from $509,000 at December 31,1998 to $4,374,000 at December 31, 1999. The increase in the valuation allowance resulted from subsequent events which led to management's determination that a portion of the deferred tax asset related to the Company's net operating loss may not be realized.

NOTE 8 - SEGMENT DATA

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different operating and marketing strategies. During 1999, the Company has three reportable segments: (i) orthopaedic medical practice management services (ii) ambulatory surgery centers and (ii) work hardening services. Under practice management services, the Company provides comprehensive administrative and management services to its affiliated practices that encompass all aspects of the orthopaedic group's business operations. Under ambulatory surgery centers , the Company develops or acquires ambulatory surgery centers and provides comprehensive management services. Under the work hardening services, the Company offers work injury prevention and rehabilitation services to workers.

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

Segment information as of and for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                               1999          1998
                                             --------      --------
Revenues:
  Practice Management Services               $  9,806      $  9,862
  Ambulatory Surgery Centers
  Work Hardening Services                       1,826         1,822
Earnings (loss) before interest, taxes,
  depreciation, amortization, impairment
    charges, and corporate overhead
  Practice Management Services                  2,950         2,663
  Ambulatory Surgery Centers                     (517)
  Work Hardening Services                         612           664
Depreciation and amortization:
  Practice Management Services                  1,454         1,195
  Ambulatory Surgery Centers
  Work Hardening Services                          63            93
Interest:
  Practice Management Services                    139            78
  Ambulatory Surgery Centers
  Work Hardening Services                          10            12
Income (loss) before corporate
  overhead, impairment charges, and
  income taxes:
 Practice Management Services                   1,357         1,390
 Ambulatory Surgery Centers                      (517)
 Work Hardening Services                          540           560
Total assets:
  Practices Management Services                26,716        33,085
  Ambulatory Surgery Centers                      412
  Work Hardening Services                       9,428         9,194
Capital Expenditures:
  Practices Management Services                 1,074           261
  Ambulatory Surgery Centers                      412
  Work Hardening Services                          53            35

A reconciliation of the Company's segment revenue, segment income before income tax benefit and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                                                            1999          1998
                                                          --------      --------
Segment revenue                                           $ 11,632      $ 11,684
Other revenue (a)                                              113           534
                                                          --------      --------
Total revenue                                             $ 11,745      $ 12,218
                                                          ========      ========

Segment income  before income tax (provision) benefit     $  1,380      $  1,950
Corporate expenses, net                                     (5,089)       (6,253)
Divested operations                                                           22
Impairment Charges                                          (4,678)       (2,500)
Special charges                                               (871)         (446)
                                                          --------      --------
Loss before income tax (provision) benefit                $ (9,258)     $ (7,227)
                                                          ========      ========

                               1999          1998
                             --------      --------
Segment assets               $ 36,556      $ 42,279
Corporate assets               40,978        46,648
Intercompany elimination      (45,391)      (44,946)
                             --------      --------
Total assets                 $ 32,143      $ 43,981
                             ========      ========

----------
(a) Represents consulting revenue and miscellaneous income.

NOTE 9 - INDEBTEDNESS

Indebtedness at December 31, 1999 and 1998 consists of the following (in thousands):

                                                          1999       1998
                                                         ------     ------
Non-negotiable subordinated convertible note payable     $  868     $1,085
Capital lease obligations  (See Note 10)                    757        473
Other                                                                  194
                                                         ------     ------
                                                          1,625      1,752
 Less: current maturities                                  (432)      (533)
                                                         ------     ------
                                                         $1,193     $1,219
                                                         ======     ======


Revolving Credit Facility

In 1998, the Company entered into a credit agreement (the "Credit Agreement"), which provided for a $65.0 million three-year Revolving Credit Facility (the "Credit Facility"). Due to changes in its business strategy and general market conditions, the Credit Agreement and Credit Facility were terminated on June 4, 1999 and the Company was refunded $414,000 of related financing costs by the bank. The termination resulted in an extraordinary loss related to the write-off of deferred financing costs which were not refunded of $152,000 (net of income taxes $91,000). The Company incurred approximately $1.0 million in financing costs in connection with the Credit Agreement and recorded amortization expense related to the financing costs of $139,000 and $164,000 in 1999 and 1998, respectively.

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

Future principal maturities (in thousands) are $217 in 2000, $217 in 2001, $217 in 2002, $217 in 2003 and $-0- thereafter.


Other Debt

Other debt at December 31, 1998 consisted primarily of unsecured notes. These obligations matured in various installments through 1999 at interest rates ranging from 7.5% to 8.25% in 1998.


NOTE 10 - LEASES

The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments for the next five years and thereafter are (in thousands):

                                               CAPITAL     OPERATING
                                               -------     ---------
Year ending December 31:
      2000                                      $  285      $  867
      2001                                         261         767
      2002                                         220         729
      2003                                         119         359
      2004                                          18         308
Years after 2004                                     0       3,044
                                                ------      ------
Total minimum lease payments                       903      $6,074
                                                            ======
Less:  Amount representing interest               (146)
                                                ------
Present value of net minimum lease payments     $  757
                                                ======

Future minimum lease payments under operating leases have been reduced for sublease rentals of $1,371,000. Rental expense was $1,260,000 and $1,065,000 for 1999 and 1998, respectively. Rental expense has been reduced for sublease rental income of $166,000 and $200,000 in 1999 and 1998, respectively.

The following summarized amounts relate to assets leased by the Company under capital leases (in thousands):

                                                                            DECEMBER 31,
                                                                          ----------------
                                                                           1999      1998
                                                                          -----      -----
         CLASSES OF PROPERTY
         -------------------
         Equipment                                                        $ 806      $ 330
         Furniture and Fixtures                                             354        354
         Less:  Accumulated amortization                                   (362)      (147)
                                                                          -----      -----
                                                                          $ 798      $ 537
                                                                          =====      =====

Amortization of assets recorded under capital leases is included with depreciation expense in the statement of operations.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK - The Company has authorized capital stock consisting of (i) 50,000,000 shares of Common Stock, $.001 par value, and (ii) 10,000,000 shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of Common Stock. As of December 31, 1999, the Company has designated 26,000 shares and 400,000 shares of its authorized Preferred Stock as Series A Preferred Stock (the "Series A Preferred") and Series B Preferred Stock (the "Series B Preferred"), of which 25,226 and 300,236 were issued and outstanding, respectively.

Holders of Common Stock are entitled to one vote per share in the election of five of eight of the Company's directors and on all other matters submitted to a vote at a meeting of shareholders. Holders of Series A Preferred and Series B Preferred have weighted voting rights equal to that number of shares of Common Stock into which it can be converted. Holders of Series B Preferred also have certain exclusive rights regarding the election of three of the Company's eight directors, and in an event of a breach by the Company of certain financial covenants, can elect a majority of the directors of the Company. As of December 31, 1999, the Company was not in compliance with these financial covenants. As a result, the holders of Series B Preferred have the permanent right to designate a majority of the directors of the Company. The holders of Series B Preferred currently have not designated any additional directors of the Company.

In addition, the consent of the holders of Series A Preferred and Series B Preferred, voting as a class, are necessary for certain matters, including but not limiting to merger, consolidation, change in the capital structure, affiliation transactions and capital expenditures.

The Series A Preferred provides for quarterly, cumulative dividends that accrue at the following rate per share per annum: (i) $8.00 for the period commencing on the date of issuance though June 30, 2001; (ii) $10.00 from July 1, 2001 through June 30, 2002; (iii) $12.00 from July 1, 2002 through June 30, 2003, and
(iv) $16.00 after July 1, 2003. Such dividends shall be first payable on June 30, 1999, subject to certain extensions, in preference and priority to any dividends paid to holders of Common Stock and on parity with the holders of the Series B Preferred. No dividends were paid in 1999 as there was not available cash flow. At December 31, 1999 $733,000 or $29.06 per share of dividends are in arrears related to the Series A Preferred Stock. In the event of liquidation, the holder of each Series A Preferred will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. The Series A Preferred is convertible into shares of Common Stock at a rate equal to the liquidation payment divided by a factor of the lesser of (i) $3.50 or (ii) the average closing sales price of common Stock for the twenty trading days immediately preceding the conversion. Holders of Series A Preferred may elect to convert at any time into Common Stock at the then established conversion rate. If such conversion had occurred on December 31, 1999 the Series A Preferred Stock would have converted into 1,778,793 shares of common stock. If shares of the Series A Preferred are outstanding after June 30, 2001, the Company's board of directors shall be increased by one, and the holders of such shares, voting as a separate series, shall be entitled to elect a director to fill such newly created directorship.

The Series B Preferred provides for quarterly, cumulative dividends that accrue at the rate of $9.00 per share per annum, subject to certain adjustments. No cash dividends were paid in 1999 or 1998. Payment of such dividends shall be in preference and priority to any dividends paid to holders of the Common Stock and on parity with the holders of the Series A Preferred. At the option of the Company, such dividends may be paid in shares of Series B Preferred. In the event of liquidation, the holder of each Series B Preferred will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. The Series B Preferred is convertible into shares of Common Stock at a rate equal to the liquidation payment divided by a factor of the lesser of (i) $6.00 or (ii) the average closing sales price of Common Stock for the twenty trading days immediately preceding the conversion. Holders of the Series B Preferred may elect to convert at any time into

Common Stock at the then established conversion rate. If such conversion had occurred on December 31, 1999 the Series B Preferred Stock would have converted into 16,407,437 shares of common stock.

The Company may elect to require the conversion of Series B Preferred into Common Stock at the then established conversion rate any time after the fifth anniversary of the Series B Preferred issuance date.

If both the Series A and the Series B holders had converted their shares on December 31, 1999, the common shares outstanding would be as follows:

Common Stock prior to conversion Series A and B holders      6,496,540
Converted Series A                                           1,778,793
Converted Series B                                          16,407,437
                                                            ----------
Total Common Shares                                         24,682,770
                                                            ==========

WARRANTS - In conjunction with the issuance of the Series B Preferred, the Company issued contingent warrants ("Warrants"), giving the holders of the Warrants the right to acquire five million shares ("Warrant Shares") of the Company's Common Stock at the lesser of (i) $8.00 per share, (ii) the average closing sales price of the Common Stock for the twenty trading days immediately following March 29, 1999 or (iii) the average closing sales price of the Common Stock for the twenty trading days immediately following public disclosure of the Company's earnings for calendar year 1999. The Warrants are not exercisable until June 30, 2000 and shall expire in its entirety if the Company achieves all financial performance objectives as set forth in the Warrant Agreement. The Company did not achieve the financial performance objectives in 1998 or 1999 thus none of the Warrants expired. Vested Warrants may be exercised at any time until June 30, 2005, at which time all vested but unexercised Warrants will expire. Other provisions of the Warrant notwithstanding, the Warrant shall become exercisable immediately upon a Change of Control, as defined in the Warrant Agreement.

In February 1989, the Company issued warrants to purchase 100,000 shares of Common Stock each to Jose E. Kauachi, the Company's Chairman of the Board and William F. Donovan, M.D., a then member of the Board. These warrants were issued as compensation for services rendered and for each individual's personal guarantee of corporate debt and other obligations. By amendments effective in February 1994 and 1995, the expiration date of the warrants was extended to February 22, 1999 and the exercise price was adjusted from $1.75 to the then market value of $2.125 per share. Such warrants were not exercised on February 22, 1999 and as such have expired.

STOCK OPTIONS - The Company has two stock option plans, the 1988 Stock Option Plan (the "1988 Plan") and the 1997 Long Term Incentive Plan (the "1997 Plan"), that provide for the granting of either incentive stock options ("ISO"), non-qualified stock options ("NQO") and stock appreciation rights to key employees, non-employee members of the Company's Board of Directors and consultants. Individual option vesting and related terms are set by the Board of Directors. All individual option grants generally vest over time or based on pre-determined performance targets. Both plans provide that ISOs may not be granted at less than fair market value and NQOs cannot be granted at less than 85% of fair market value as of the date of grant. There are a total of 1,000,000 shares and 2,500,000 available for grant in the 1988 Plan and the 1997 Plan, respectively. As of December 31, 1999, options to purchase 50,000 shares of Common Stock were outstanding under the 1988 Plan at exercise price of $2.50 per share, 50,000 were exercisable and no shares were available for future grant. Options to purchase 892,000 shares of Common Stock were outstanding under the 1997 Plan at exercise prices of $0.80 to $8.38 per share, 246,000 were exercisable and 1,608,000 were available for future grant.

The following summarizes the activity for the 1999 and 1998 option plans:

                                                   WEIGHTED AVERAGE
                                       SHARES       EXERCISE PRICE
                                     ----------    ----------------
Balance, December 31, 1997            1,368,500      $     4.99

     Granted                            682,500      $     5.40
     Exercised                          (89,750)     $     3.34
     Expired or Forfeited              (502,750)     $     5.66
                                     ----------

Balance, December 31, 1998            1,458,500      $     3.71
                                     ----------

     Granted                            769,500      $     0.90
     Expired or Forfeited            (1,286,000)     $     4.88
                                     ----------

Balance, December 31, 1999              942,000      $     1.90
                                     ==========

Exercisable at December 31, 1999        296,000      $     2.62
                                     ==========

Available for Future Grant            1,608,000
                                     ==========


                                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ----------------------------------------------------             -------------------------
                                               WEIGHTED-              WEIGHTED-                            WEIGHTED-
     RANGE OF                NUMBER             AVERAGE               AVERAGE                 NUMBER        AVERAGE
     EXERCISE              OUTSTANDING         REMAINING              EXERCISE              EXERCISABLE     EXERCISE
      PRICES               AT 12/31/99     CONTRACTUAL LIFE            PRICE                AT 12/31/99       PRICE
     --------              -----------    -------------------         ---------             -----------    ----------
   $2.50 and
     under                    776,000         9.3 years                $0.95                  210,000         $1.27
  $2.51 - $5.00                22,500         8.7 years                $4.06
  $5.01 - $7.50                67,000         6.7 years                $5.22                   62,000         $5.13
     $7.51 +                   76,500         7.9 years                $8.00                   24,000         $8.00
                              -------                                                         -------
                              942,000                                                         296,000
                              =======                                                         =======

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. The Company's pro forma information for the years ended December 31, 1999 and 1998 under the fair value method of SFAS No. 123 is as follows (in thousands, except for earnings per share data):

                                         YEAR ENDED DECEMBER 31,
                                      ---------------------------
                                         1999             1998
                                      -----------     -----------
Net loss - as reported                $   (9,895)     $   (4,927)
Net loss - pro forma                  $  (10,017)     $   (4,949)

Earnings per share - as reported:
     Basic and Diluted                $    (1.97)     $    (1.16)

Earnings per share - pro forma:
     Basic and Diluted                $    (1.99)     $    (1.16)

Options granted in 1999 and 1998 had weighted average fair values of $0.57 and $2.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    1999                         1998
                                                 ----------                    --------
     Expected dividend yield                          0%                           0%
     Expected stock price volatility                 81%                          37%
     Expected life                                 5 years                      5 years
     Risk-free interest rate                        5.9%                         4.7%

As of December 31, 1999, non-employee options to purchase 35,000 shares of Common Stock, granted under certain other agreements, were outstanding at an exercise prices of $5.00 per share, all of which were vested.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS - As of December 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $2,185,000 associated with the construction of an ambulatory surgery center in Louisiana.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index to Exhibits

EXHIBIT NO.        EXHIBIT TITLE                                                            FILED AS
-----------        -------------                                                            --------
2.1                Stock Purchase Agreement by and among Integrated
                   Orthopaedics, Inc., Kenneth J. Cavanaugh, M.D., Thomas
                   J. Darrah, M.D., Robert E. FitzGibbons, M.D., Gerald R.
                   Rupp, M.D., and Samuel E. Smith, M.D. dated March 12, 1998.              (11)Exhibit 2.4

2.2                Stock Purchase and Sale Agreement by and between Integrated
                   Orthopaedics, Inc. and Merritt Orthopaedic Associates, P.C.,
                   dated July 17, 1998.                                                     (12)Exhibit 2.4

3.1                Articles of Incorporation of the Company, as
                   amended to date.                                                         (7)Exhibit 3.1

3.2                Bylaws of the Company, as amended to date.                               (10)Exhibit 3.2

4.1                Certificate of Designation and Determination of rights and
                   Preferences of Cumulative Convertible Preferred Stock,
                   Series A of the Company.                                                 (9)Exhibit 4.01

4.2                Certificate of Designation, Rights and Preferences of Series B
                   Convertible, Non-Redeemable Preferred Stock of the
                   Company.                                                                 (9)Exhibit 4.02

4.3                Warrant Agreement dated as of December 12, 1997, by and
                   Among the Company, FW Integrated Orthopaedics Investors,
                   L.P. and FW Integrated Orthopaedics Investors II, L.P.                   (9)Exhibit 4.03

4.4                Warrant Certificate dated December 12, 1997, issued to
                   FW Integrated Orthopaedics Investors, L.P.                               (9)Exhibit 4.04

4.5                Warrant Certificate dated December 12, 1997, issued to
                   FW Integrated Orthopaedics Investors II, L.P.                            (9)Exhibit 4.05

4.6                Specimen of Common Stock Certificate, $.001
                   par value, of the Company.                                               (1)Exhibit 4.1

10.1               1988 Stock Option Plan of Doctors Rehabilitation
                   Corporation of America.                                                  (2)Exhibit 10.1*

10.2               Amendment of 1988 Stock Option Plan.                                     (3)Exhibit 10.2*

10.3               Administrative Services Agreement between DRCA Houston
                   Clinics, Inc. and the Company dated effective
                   August 1, 1993.                                                          (4)Exhibit 10.57

10.4               Incentive Stock Option Agreement between the Company and
                   William F. Donovan, M.D. dated February 2, 1995.                         (5)Exhibit 10.85*

10.5               Investment Agreement by and between the Company and
                   Chartwell Capital Investors, L.P. dated April 12, 1996.                  (6)Exhibit 10.50

10.6               Executive Employment Agreement between the Company and
                   Jose E. Kauachi dated November 15, 1997                                  (10)Exhibit 10.11

10.7               Termination of Employment Agreement between the Company
                   and Jose Kauachi dated December 12, 1997.                                (10)Exhibit 10.12

10.8               Consulting Agreement between the Company and Jose E.
                   Kauachi dated December 12, 1997.                                         (10)Exhibit 10.14

10.9               Termination and Release Agreement between the Company
                   and Jose E. Kauachi dated December 31, 1997                              (10)Exhibit 10.15

10.10              Integrated Orthopaedics, Inc.'s 1997 Long Term Incentive
                   Plan                                                                     (10)Exhibit 10.16

10.11              Securities Purchase Agreement dated as of December 12,
                   1997 by and among the Company, FW Integrated Orthopaedics
                   Investors, L.P., FW Integrated Orthopaedics Investors II,
                   L.P. and certain other signatories                                       (9)Exhibit 99.01

10.12              Registration Rights Agreement dated as of December 12, 1997, by and among the Company, FW Integrated Orthopaedics
                   Investors, L.P. and FW Integrated Orthopaedics Investors II, L.P.        (9)Exhibit 99.02

10.13              Management Services Agreement effective September 22, 1997
                   Among Integrated Orthopaedics, Inc., IOI Management Services
                   of Connecticut, Inc., Merritt Orthopaedic Associates, P.C.,
                   Patrick J. Carolan, M.D., and Mark E. Wilchinsky, M.D.                   (8)Exhibit 1

10.14              Agreement to Change Effective Date from September 22, 1997 to October 1, 1997, effective September 29, 1997 among
                   Integrated Orthopaedics, Inc., IOI Management Services of
                   Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick
                   J. Carolan, M.D., Mark E. Wilchinsky, M.D., Beverly Carolan,
                   M.D., and Girard J. Girasole, M.D.                                       (8)Exhibit 2

10.15              Amendment, effective July 17, 1998, to Mangement Services
                   Agreement effective September 22, 1997, among Integrated
                   Orthopaedics, Inc., IOI Management Services of
                   Connecticut, Inc., Merritt Orthopaedic Associates, P.C., Patrick
                   J. Carolan, M.D. and Mark E. Wilchinsky, M.D.                            (12)Exhibit 10.28

10.16              $65 Million Revolving Credit Agreement dated as of
                   July 10, 1998, among Integrated Orthopaedics, Inc.,
                   Borrower, Nationsbank, N.A., Administrative Agent,
                   and the Lenders named therein.                                           (12)Exhibit 10.29

10.17              Executive Employment Agreement between the Company and
                   Douglas P. Badertscher dated September 23, 1999.                         (15)Exhibit 10

10.18              Executive Employment Agreement between the Company and
                   J. Rodney Seay dated September 23, 1999.                                 (15)Exhibit 10

10.19              Asset Purchase Agreement dated January 27, 2000, by and
                   between IOI Management Services of Colorado, Inc. and
                   Front Range Orthopedic Clinic, P.C.                                      (16)Exhibit 10.1

10.20              Asset Purchase Agreement dated January 27, 2000, by and
                   between IOI Management Services of Colorado, Inc. and
                   FROC, P.C.                                                               (16)Exhibit 10.2

10.21              Agreement to terminate the Management Agreement effective
                   as of December 31, 1999, by and between FROC, P.C. and IOI
                   Management Services of Colorado, Inc.                                    (16)Exhibit 10.3

10.22              Asset Purchase Agreement dated April 12, 2000, by and
                   between IOI Management Services of Pennsylvania, Inc. and
                   Lancaster Orthopedic Group, P.C.                                         (17)Same

10.23              Agreement to Terminate the Management Agreement dated
                   April 12, 2000, by and between IOI Management Services of
                   Pennsylvania, Inc. and Lancaster Orthopedic Group, P.C.                  (17)Same

10.24              Amendment of Integrated Orthopaedics, Inc.'s 1997                        (17)Same
                   Long Term Incentive Plan

11.1               Statement re computation of per share earnings as of
                   December 31, 1998.                                                       (14)Exhibit 11

11.2               Statement re computation of per share earnings as of
                   December 31, 1999.                                                       (17)Same

16                 Letter on change in certifying accountant.                               (13)Exhibit 16

21                 Subsidiaries of the Company.                                             (17)Same


23.1               Consent of Ernst & Young LLP, Independent Auditors to
                   incorporation by reference of their report contained in
                   this Report on Form 10-KSB into the Company's Registration
                   Statement on Form S-8, Registration No. 33-42624, filed
                   with the Securities and Exchange Commission ("SEC") on
                   September 6, 1991, and the Company's Registration
                   Statement on Form S-8, Registration No. 333-50257, filed
                   with the SEC on April 16, 1998.                                          (17)Same


27                 Financial Data Schedule.                                                 (17)Same


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

(8)Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1997 (under the exhibit number indicated in the column titled "Filed As").

(9)Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1997 (under the exhibit number indicated in the column titled "Filed As").

(10)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended 12/31/97 dated March 27, 1998 (under the exhibit number indicated in the column titled "Filed As").

(11)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 3/31/98 dated May 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(12)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended 9/30/98 dated November 14, 1998 (under the exhibit number indicated in the column titled "Filed As").

(13)Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1998 (under the exhibit number indicated in the column titled "Filed As").

(14)Incorporated by reference to the Company's Annual report on Form 10-KSB dated March 30,1999 (under the exhibit number indicated in the column titled "Filed As").

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 dated November 15, 1999 (under the exhibit number indicated in the column titled "Filed As").

(16)Incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 2000 (under the exhibit number indicated in the column titled "Filed As").

(17)Filed herewith.

(b)  Reports on Form 8-K


     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTEGRATED ORTHOPAEDICS, INC.



                         By:            /s/ Laurie Hill Gutierrez
                              --------------------------------------------------
                              Laurie Hill Gutierrez
                              Senior Vice President and Chief Financial Officer

                         Dated: April 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                          Title                                       Date
---------                                          -----                                       ----

By    /s/ Jose E. Kauachi                          Chairman of the Board and                    April 14, 2000
     -----------------------------------------     President (Principal Executive Officer)
     JOSE E. KAUACHI



By:   /s/ Laurie Hill Gutierrez                    Senior Vice President, Chief                 April 14, 2000
     -----------------------------------------     Financial Officer, Treasurer
     LAURIE HILL GUTIERREZ                         and Secretary (Principal Financial
                                                   Officer, Principal Accounting Officer)


By    /s/ Steven B. Gruber                         Director                                     April 14, 2000
     -----------------------------------------
     STEVEN B. GRUBER


By:   /s/ Clifford R. Hinkle                       Director                                     April 14, 2000
     -----------------------------------------
     CLIFFORD R. HINKLE


By:   /s/ Mark A. Wolfson                          Director                                     April 14, 2000
     -----------------------------------------
     MARK A. WOLFSON


By:   /s/ Scott J. Hancock                         Director                                     April 14, 2000
     -----------------------------------------
     SCOTT J. HANCOCK

                                 EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT TITLE                                                            FILED AS
-----------        -------------                                                            --------
10.22              Asset Purchase Agreement dated April 12, 2000, by and
                   between IOI Management Services of Pennsylvania, Inc. and
                   Lancaster Orthopedic Group, P.C.                                         (17)Same

10.23              Agreement to Terminate the Management Agreement dated
                   April 12, 2000, by and between IOI Management Services of
                   Pennsylvania, Inc. and Lancaster Orthopedic Group, P.C.                  (17)Same

10.24              Amendment of Integrated Orthopaedics, Inc.'s 1997                        (17)Same
                   Long Term Incentive Plan

11.2               Statement re computation of per share earnings as of
                   December 31, 1999.                                                       (17)Same

21                 Subsidiaries of the Company.                                             (14)Exhibit 21


23.1               Consent of Ernst & Young LLP, Independent Auditors to
                   incorporation by reference of their report contained in
                   this Report on Form 10-KSB into the Company's Registration
                   Statement on Form S-8, Registration No. 33-42624, filed
                   with the Securities and Exchange Commission ("SEC") on
                   September 6, 1991, and the Company's Registration
                   Statement on Form S-8, Registration No. 333-50257, filed
                   with the SEC on April 16, 1998.                                          (14)Exhibit 23.1

27                 Financial Data Schedule.                                                 (14)Exhibit 27