Form 10QSB
period 2000-03-31
INTEGRATED ORTHOPEDICS INC
filed 2000-05-15
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the transition period from __________ to __________.


                           COMMISSION FILE NO. 1-10677
                                               -------

                          INTEGRATED ORTHOPAEDICS, INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           TEXAS                                          76-0203483
-------------------------------             -----------------------------------
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

As of May 9, 2000, 6,161,026 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES       NO   X
                                                  -----    -----

                          INTEGRATED ORTHOPAEDICS, INC.
                                   FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2000

                                      INDEX


                                                                                                   PAGE
                                                                                                    NO.
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets--
                 March 31, 2000 and December 31, 1999............................................   1

                 Consolidated Statements of Operations--
                 Three months ended March 31, 2000 and 1999......................................   2

                 Consolidated Statement of Stockholders' Equity--
                 Three months ended March 31, 2000 ..............................................   3

                 Condensed Consolidated Statements of Cash Flows--
                 Three months ended March 31, 2000 and 1999 .....................................   4

                 Notes to Interim Condensed Consolidated Financial Statements....................   5


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................   10


PART II. OTHER INFORMATION.......................................................................   15


SIGNATURE........................................................................................   16

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                (UNAUDITED)
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                                  $        804      $      1,889
     Accounts receivable                                                                 620             2,101
     Other current assets                                                              1,694               751
     Assets to be disposed of                                                          3,955             1,529
                                                                                ------------      ------------
          Total Current Assets                                                         7,073             6,270

Property, equipment, construction in progress (including capital leases)               4,767             4,869
Less:  Accumulated depreciation and amortization                                      (2,233)           (2,532)
                                                                                ------------      ------------
Net property and equipment                                                             2,534             2,337
                                                                                ------------      ------------

Management services agreements, net                                                    4,773            20,581
Other assets                                                                             972               135
Assets to be disposed of                                                                                   895
Deferred income taxes                                                                  1,925             1,925
                                                                                ------------      ------------
TOTAL ASSETS                                                                    $     17,277      $     32,143
                                                                                ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                           $         32      $        106
     Accrued liabilities                                                               1,251             1,741
     Current maturities of notes payable and capital lease obligations                   341               432
                                                                                ------------      ------------
          Total  Current Liabilities                                                   1,624             2,279

Notes payable                                                                            761               651
Obligations under capital leases                                                         339               542
Dividend payable                                                                         785               735
Deferred income taxes                                                                  3,813             9,180
Minority interest                                                                         12
                                                                                ------------      ------------
          Total Liabilities                                                            7,334            13,387

Commitments and contingencies                                                             --                --

Stockholders' Equity:
     Preferred stock                                                                       3                 3
     Common stock                                                                          7                 7
     Additional paid-in capital                                                       50,411            49,316
     Accumulated deficit                                                             (39,809)          (30,320)
     Treasury shares                                                                    (669)             (250)
                                                                                ------------      ------------
          Total Stockholders' Equity                                                   9,943            18,756
                                                                                ------------      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     17,277      $     32,143
                                                                                ============      ============

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                  ------------------------------
                                                    MARCH 31,         MARCH 31,
                                                      2000              1999
                                                  ------------      ------------

Revenues                                          $      2,370      $      2,858
                                                  ------------      ------------

Costs and expenses:
     Practice compensation and benefits                    961             1,032
     Other direct costs                                    912               919
     General and administrative                          1,013             1,391
     Depreciation and amortization                         359               453
     Impairment charges                                  7,830
                                                  ------------      ------------
                                                        11,075             3,795

Loss From Operations                                    (8,705)             (937)

Interest income                                             36                69
Interest expense                                           (39)             (204)
                                                  ------------      ------------

Loss Before Income Tax (Provision) Benefit              (8,708)           (1,072)

Income Tax (Provision) Benefit                             (51)              397
                                                  ------------      ------------


Net loss                                          $     (8,759)     $       (675)
                                                  ============      ============

Loss applicable to common shares                  $     (9,489)     $     (1,334)
                                                  ============      ============

Loss per common share:

       Basic and diluted                          $      (1.47)     $      (0.20)
                                                  ============      ============


Weighted average common
     shares outstanding                                  6,437             6,527



          The accompanying notes are an integral part of this statement

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           SHARES                  AMOUNT          ADDITIONAL
                                     -------------------    ---------------------    PAID IN   ACCUMULATED    TREASURY
                                     COMMON    PREFERRED     COMMON     PREFERRED    CAPITAL     DEFICIT       STOCK        TOTAL
                                    --------   ---------    --------    ---------  ----------  -----------    --------     --------

Balance at
     December 31, 1999                 6,557         326    $      7    $      3     $ 49,316    $(30,320)    $   (250)    $ 18,756

Dividends -
  Preferred Stock
    Series A                              --          --          --          --           --         (54)          --          (54)

Dividends -
  Preferred Stock
    Series B                              --           7          --          --          676        (676)          --           --

Treasury Stock- received
   in connection with settlement
   of litigation                          --          --          --          --          419          --         (419)          --

Net loss                                  --          --          --          --           --      (8,759)          --       (8,759)
                                    --------    --------    --------    --------     --------    --------     --------     --------

Balance at
  March 31, 2000                       6,557         333    $      7    $      3     $ 50,411    $(39,809)    $   (669)    $  9,943
                                    ========    ========    ========    ========     ========    ========     ========     ========



         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $     (8,759)     $       (675)
   Non-cash adjustments:
     Impairment charge                                                       7,830
     Loss on disposal of assets                                                 51
     Depreciation and amortization                                             359
     Changes in operating assets and liabilities                               100               214
                                                                      ------------      ------------
                 Net Cash Used in Operating Activities                        (419)             (461)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (1,247)             (182)
   Collection of notes receivable                                              448
                                                                      ------------      ------------
                 Net cash used in investing activities                        (799)             (182)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Minority Interest                                                            75
   Borrowings (payments) on notes and capital lease obligations                 58              (159)
                                                                      ------------      ------------
                 Net Cash provided (used) in Financing Activities              133              (159)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,085)             (802)
Cash and cash equivalents beginning of period                                1,889             6,018
                                                                      ------------      ------------
Cash and cash equivalents end of period                               $        804      $      5,216
                                                                      ============      ============


SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                    $         24      $        186
     Income taxes paid (refunded)                                                3                (5)
     Capital lease obligations for equipment                                                     663

NON CASH TRANSACTIONS AND OTHERS:

     Others -
         Series B Preferred Stock - accumulated
            deficit related to stock dividends                                 676               609
         Series A Preferred Stock - increase in
            accrued liabilities related to unpaid dividends                     54                50
         Receipt of Company stock in connection with
            Settlement of litigation                                           419



         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI" or the "Company"), a Texas corporation, is a healthcare management services company which provides management, consulting and ancillary development services to orthopaedic medical practices and other surgical specialty physicians.

The Company recently decided to terminate its management services agreements ("MSA") with its existing practices, contingent upon obtaining acceptable terms. As such, in December 1999 the Company entered into discussions with it's Colorado practice to terminate its MSA and a definitive agreement was reached in January 2000 to terminate the MSA effective December 31, 1999. The Company commenced discussions with its Pennsylvania practice in March 2000, with a definitive agreement executed in April 2000 to terminate its MSA effective March 31, 2000. The Company is in preliminary discussions with its Louisiana practice regarding terminating its MSA. For the three months ended March 31, 2000, the Company provided comprehensive management services under long-term agreements to two orthopaedic practices. The Company also owns and operates two work hardening facilities in Houston, Texas.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

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

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


COMPREHENSIVE INCOME - The Company had no other comprehensive income (loss) for the three months ended March 31, 2000 and 1999. Comprehensive income (loss) equals net income (loss) for each of the periods presented on the accompanying consolidated statement of operations.


NOTE 2 - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the affiliated medical practices with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical practices is reduced by the contractual amounts retained by the medical practices to arrive at the Company's revenue. The affiliated medical practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. All of the amounts retained by affiliated medical practices under management in the first three months of 2000 were contractually guaranteed as a minimum percentage of practice gross profit.


The following represents the amounts included in the determination of the Company's revenues (in thousands):

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            -----------------------------
                                                                2000             1999
                                                            ------------     ------------

Medical Service Revenue                                     $      3,519     $      4,373
Less: Amounts Retained by Medical Groups                           1,149            1,515
                                                            ------------     ------------

Revenues                                                    $      2,370     $      2,858
                                                            ============     ============

Management Services Agreements at period end                           2                3

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

In March 2000, the Company entered into discussions with its practice in Pennsylvania regarding terminating its MSA. In April 2000, a definitive agreement was executed to terminate the MSA. In conjunction with the transaction, the Company sold the related net accounts receivable and net property and equipment to the practice. Total consideration received related to the transaction was $3,954,500 in cash. At March 31, 2000 the carrying amount of such net accounts receivable and net property and equipment, was $1,373,000 and $710,000 respectively. The MSA, net accounts receivable and net property and equipment have been reduced to their net realizable value at March 31, 2000 based upon the terms of the agreement. The Company's net investment in the assets are reflected as Assets to be Disposed of in the accompanying condensed consolidated balance sheets and are included in the total assets of the Practice Management Services Segment. The resulting write-down of $7.8 million is reflected as an impairment charge at March 31, 2000 in the consolidated statement of operations. The practice's income before taxes for the three months ended March 31, 2000 and 1999 was $233,000 and $241,000, respectively.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.


The components of basic loss per share are as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------
                                                 2000              EPS               1999              EPS
                                             ------------      ------------      ------------      ------------

Net loss                                     $     (8,759)     $      (1.36)     $       (675)     $      (0.10)

Series A Preferred Stock Dividend                     (54)            (0.01)              (50)            (0.01)

Series B Preferred Stock Dividend                    (676)            (0.10)             (609)            (0.09)
                                             ------------      ------------      ------------      ------------

Loss applicable to common shares             $     (9,489)     $      (1.47)     $     (1,334)     $      (0.20)
                                             ============      ============      ============      ============

Weighted average common shares
       outstanding                                  6,437                               6,506
                                             ============                        ============


Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the quarterly period ended March 31, 2000 and 1999, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - SEGMENT DATA

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different operating and marketing strategies. The Company has three reportable segments: (i) orthopaedic medical practice management services (ii) ambulatory surgery centers and (iii) work hardening services. Under practice management services, the Company provides comprehensive administrative and management services to its affiliated practices that encompass all aspects of the orthopaedic group's business operations. Under ambulatory surgery centers, the Company develops or acquires ambulatory surgery centers and provides comprehensive management services. Under the work hardening services, the Company offers work injury prevention and rehabilitation services to workers.

The Company evaluates the performance of its segments based on segment profit. Segment profit for each segment includes revenue and expenses directly attributable to the segment. It excludes certain costs that are managed outside the reportable segments such as corporate expenses, income taxes and special charges. There are no intercompany transfers between segments.

Segment information as of and for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
Revenue:
     Practice Management Services            $    2,031      $    2,433
     Ambulatory Surgery Centers
     Work Hardening Services                        339             376

EBITDA
     Practice Management Services            $      533      $      790
     Ambulatory Surgery Centers                     (93)
     Work Hardening Services                         42              69

Income Before Income Tax
     Practice Management Services            $      250      $      394
     Ambulatory Surgery Centers                     (93)
     Work Hardening Services                         25              51

                                             March 31,       December 31,
                                               2000              1999
                                             ----------      ------------
Total Assets
     Practice Management Services            $   12,141      $   26,716
     Ambulatory Surgery Centers                   1,816             412
     Work Hardening Services                      9,498           9,428

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


A reconciliation of the Company's segment income before income tax benefit to the corresponding consolidated amounts as of and for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
Segment Income,(loss) before
     Income Tax (Provision) Benefit          $      182      $      445
     Impairment charges                          (7,830)
Corporate expense, net                           (1,060)         (1,517)
                                             ----------      ----------

                                             $   (8,708)     $   (1,072)
                                             ==========      ==========

A reconciliation of the Company's segment assets to the corresponding consolidated amounts as of March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                          March 31,        December 31,
                                            2000               1999
                                          ---------        ------------
Total Assets
     Segment assets                      $  23,455          $  36,556
     Corporate assets                       35,407             40,978
     Intercompany elimination              (41,585)           (45,391)
                                         ---------          ---------
Total Assets                             $  17,277          $  32,143
                                         =========          =========

NOTE 6 - LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company filed a lawsuit against the medical practice located in Connecticut seeking to enforce certain repurchase obligations under the related MSA. The MSA was terminated by the Company in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such a termination for cause, the Company and its subsidiary were entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, accounts receivable, equipment, contract and intangibles. In March 2000, a settlement was reached between the Company and the practice. The settlement is composed of cash, notes receivable and the return of 335,514 shares of Company stock. The stocks are held in treasury and are recorded at market value as of the settlement date.

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


RESULTS OF OPERATIONS

GENERAL

During the first quarter of 2000 the Company focused its efforts on a strategy of acquiring or developing ancillary services such as ambulatory surgery centers ("ASC") and specialty surgical hospitals ("SSH") in a joint venture structure with orthopedic and other surgical specialty physicians.

The Company has recently terminated its management services agreements with two of its practices which were acquired under a traditional asset purchase model and is in preliminary discussions with its remaining practice to terminate its MSA. During the first quarter of 2000, definitive agreements were reached with the Colorado and the Pennsylvania practices to terminate their MSAs effective December 31, 1999 and March 31, 2000, respectively. As such the Consolidated Statements of Operations for the three months ended March 31, 2000 do not include the operations of the Colorado practice. The Consolidated Statement of Operations includes an impairment charge of $7.8 million related to the reduction of the assets of the Pennsylvania practice to their net realizable value at March 31, 2000 based on the terms of the agreement.

 In April 1999, the Company acquired the license for an ambulatory surgery center ("ASC") in Marrero, Louisiana, which is in the same market served by the Company's Louisiana practice. The ASC was completely renovated and is eight thousand square feet. It includes three operating rooms, a minor procedure room, four recovery rooms and five step-down beds. It will operate as the Westbank Ambulatory Care Center ("Westbank ASC"). The syndication of Westbank ASC was completed in March 2000. The renovations of Westbank ASC continued during the first quarter of 2000 and were completed in April of 2000 and the center opened in May of 2000.

In an effort to reduce corporate overhead, in March of 2000 the Company subleased approximately half of its 17,000 square feet of corporate office space with the remaining half of the space being subleased effective June 1, 2000. Effective June 1, 2000 the Company is leasing approximately 6,000 square feet of office space at 1800 West Loop South, Suite 1030, Houston, Texas 77027 and is moving its corporate office to such location.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.

REVENUES

Revenues for the three months ended March 31, 2000 decreased $488,000, or 17%, to $2.4 million in the three months ended March 31, 2000 from $2.9 million for the same period in 1999. Of the $2.3 million in revenue, $2.0 million, or 86%, was generated by the affiliated orthopaedic practices, and $339,000, or 14%, was generated by the Company's wholly-owned work hardening and physical therapy facilities.

In January 2000, the Company entered into an agreement to terminate the MSA with the medical practice located in Colorado effective December 31, 1999. As a result no revenue was reported for the three months ended March 31, 2000 for this practice. Excluding this practice, revenue increased for the three months ended March 31, 2000 by $14,000, or 1%.

PRACTICE COMPENSATION AND BENEFITS:

Practice compensation and benefits decreased $71,000, or 7%, to $961,000 in the three months ended March 31, 2000 from $1,032,000 for the same period in 1999. These costs decreased $192,000 due to not incurring practice compensation and benefits for the Colorado practice offset by an increase of $91,000 due to increased personnel for ancillary services (physical therapy, bone densitometry, and magnetic resonance imaging) at the physician practices and an increase of $30,000 related to the Westbank ASC.

OTHER DIRECT COSTS:

Other direct costs decreased $7,000, or 1%, to $912,000 in the three months ended March 31, 2000 from $919,000 for the same period in 1999. These costs decreased $132,000 due to the disposition of the Colorado clinic offset by an increase of $125,000 in the remaining operations. Of this increase $63,000 relates to start up costs for the Westbank ASC and the remaining increase relates to additional rent and professional services associated with the addition of ancillary services.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three months ended March 31, 2000 decreased $378,000, or 27%, from $1,391,000 in 1999 to $1,013,000 in 2000. The decrease is primarily due to a $397,000 decrease in corporate personnel costs as a result of restructuring the corporate office, a decrease of $39,000 in advertising, a $55,000 decrease in travel offset by a loss on subleasing the office space, furniture, and telephone system of $108,000.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization for the three months ended March 31, 2000 decreased $94,000 to $359,000 for the three months ended March 31, 2000 from $453,000 for the same period in 1999. The decrease was due to the elimination of depreciation and amortization for the Colorado practice MSA and equipment for the three months ended March 31, 2000.

IMPAIRMENT CHARGES:

At March 31, 2000 an impairment charge of $7,830,000 was recorded related to the termination of its MSA with the Pennsylvania practice. The impairment charge was recorded to reduce the related assets to their net realizable value at March 31, 2000 based on the terms of the agreement.

INTEREST INCOME:

Interest income for the three months ended March 31, 2000 decreased $33,000 to $36,000 for the three months ended March 31, 2000 from $69,000 for the same period in 1999. This decrease was due to a decrease in the cash and investment balances for the three months ended March 31, 2000 as compared to the same period in 1999.

INTEREST EXPENSES:

Interest expense decreased $165,000 to $39,000 for the three months ended March 31, 2000 from $204,000 for the same period in 1999. Interest expense decreased due to the termination of the $65 million credit facility in June of 1999.

INCOME TAX (PROVISION) BENEFIT:

Income tax provision increased $448,000 due to a provision of $51,000 for the three months ended in March 31, 2000 from a benefit of $397,000 for the same period in 1999. The increase is due to a valuation allowance for the deferred tax asset not being recorded as of March 31, 1999 as the Company anticipated utilizing the deferred tax asset. However, during the three months ended March 31, 2000 a valuation allowance is being recorded against the deferred tax asset as the Company does not consider it to be realizable based upon future levels of taxable income.

NET LOSS / LOSS PER COMMON SHARE

Net loss for the three months ended March 31, 2000 increased by $8,084,000 to $8,759,000 for the three months ended March 31, 2000 compared to a net loss of $675,000 for the same period in 1999. The increase in the net loss is primarily due to the $7,830,000 loss on the termination of the MSA with the Pennsylvania practice and the increase of $448,000 in the income tax provision.

Loss per basic and diluted shares increased to $1.47 per share for the three months ended March 31, 2000 compared to $.20 per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2000 was $419,000 compared to $461,000 for the same period of 1999. Net cash used in investing activities increased $617,000 from $182,000 for the three months ended March 31, 1999 to $799,000 for the same period in 2000, primarily due to cash used in 2000 of $1,247,000 for the purchase of property, equipment and leasehold improvements for the Westbank ASC offset by $448,000 of collections on notes receivable. Net cash provided in financing activities was $133,000 for the three months ended March 31, 2000, as compared to net cash used in financing activities of $159,000 for the three months ended March 31, 1999. The $292,000 increase in net cash provided by financing activities is primarily due to the sale of $75,000 of units in the Westbank ASC and the addition of $100,000 in notes payable.

During the three months ended March 31, 2000, the Company terminated two of its three remaining management services agreements.

The Company began renovations of Westbank ASC in Marrero, Louisiana in November 1999. As of March 31, 2000, the Company had funded $673,000 in start-up costs and $1,633,000 of construction in progress. At March 31, 2000 the Company had outstanding commitments of $881,000 related to the equipment and construction of the ambulatory surgery center. The Company has been unable to obtain financing for the equipment and leasehold improvements as a result of lack of capital available in the physician practice management sector as well as the Company's continued operating losses and cash position. If the Company is unable to obtain financing it will utilize the proceeds from the divestiture of the practices to fund the equipment and construction expenditures.

In connection with the termination of the Colorado practice MSA, the Company received cash of $700,000 and a note receivable of approximately $974,000. In connection with the legal settlement for the Connecticut practice MSA, the Company received $500,000 in cash and a note receivable of $250,000. It is the Company`s intent to factor these notes. In addition, the Company received in April 2000, $3,954,500 in cash as a result of terminating the MSA with the Pennsylvania practice and selling the net property, equipment and net accounts receivable.

Management's plans for addressing its liquidity and operating difficulties are partially based upon forward looking events, which have yet to occur, as to which there are no assurances.

Management believes it will have sufficient cash flow to fund operations and minor additional investments for fiscal 2000. The Company does not expect to attain a break-even cash flow position during 2000 and thus will continue to fund operating losses from its cash balances. The Company's current business strategy assumes revenue growth derived primarily from investments in ancillary businesses such as ambulatory surgery centers or specialty hospitals. The Company has limited operating history related to the implementation of this business strategy. Long-term growth of the business is expected to depend on the Company's ability to raise debt or equity capital. There can be no assurances that the Company will successfully raise such capital and during 1999 the Company was unsuccessful at raising debt capital.

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits:

              27.  Financial Data Schedule.

         b)   Reports on Form 8-K:

              8-K filed on January 27, 2000 reporting under Item 2 the termination of the Front Range Orthopedic, P.C. management services agreement and the related sell of assets.

              8-K filed on April 27, 2000 reporting under Item 2 the termination of Lancaster Orthopaedic Group, P.C. management services agreement and the related sell of assets.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             INTEGRATED ORTHOPAEDICS, INC.



Date: May 15, 2000                           By: /s/ Laurie H. Gutierrez
                                                 -----------------------
                                                 Laurie Hill Gutierrez
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27.                    Financial Data Schedule.