Form 10QSB
period 2000-06-30
INTEGRATED ORTHOPEDICS INC
filed 2000-08-21
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB


{ X }    Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

                        1800 West Loop South, Suite 1030
                        --------------------------------
                    (Address of principal executive offices)

                                 (713) 225-5464
                         ------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days: YES X  NO
                                                                          ---

As of August 14, 2000 29,592,741 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES            NO  X
                                                  ------        ---

                          INTEGRATED ORTHOPAEDICS, INC.
                                   FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2000

                                      INDEX

                                                                                                  PAGE
                                                                                                   NO.
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets--
                  June 30, 2000 and December 31, 1999.............................................  1

                  Consolidated Statements of Operations--
                  Three Months and Six Months Ended June 30, 2000 and 1999........................  2

                  Consolidated Statement of Stockholders' Equity--
                  Six Months Ended June 30, 2000 .................................................  3

                  Condensed Consolidated Statements of Cash Flows--
                  Six Months Ended June 30, 2000 and 1999 ........................................  4

                  Notes to Condensed Consolidated Financial Statements............................  5


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................  11


PART II. OTHER INFORMATION........................................................................  16


SIGNATURE.........................................................................................  18

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000             1999
                                                                                 --------       ------------
                                                                                (UNAUDITED)       (NOTE 1)
                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                   $  3,471         $  1,889
     Accounts receivable                                                                             2,101
     Due from affiliated medical groups                                                                227
     Prepaid expenses                                                                                  449
     Note receivable                                                                  760
     Other current assets                                                             115               75
     Assets to be disposed of                                                                        1,529
     Net assets of discontinued operations -Work Hardening Services                    16
     Net assets of discontinued operations - Ambulatory Surgery Center              2,522
                                                                                 --------         --------
          Total Current Assets                                                      6,884            6,270

Property and Equipment (including capital leases)                                   1,185            4,869
Less: Accumulated Depreciation and Amortization                                    (1,131)          (2,532)
                                                                                 --------         --------
Net Property and Equipment                                                             54            2,337
                                                                                 --------         --------

Management Services Agreements, net of amortization                                                 20,581
Assets to be Disposed Of                                                                               895
Other Assets                                                                          184              135
                                                                                 --------         --------
TOTAL ASSETS                                                                     $  7,122         $ 30,218
                                                                                 ========         ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $     85         $    106
     Accrued liabilities                                                              885            1,741
     Net liabilities of discontinued operations - Practice Management Services         13
     Current maturities of notes payable and capital lease obligations                 77              432
                                                                                 --------         --------
          Total  Current Liabilities                                                1,060            2,279

Obligations Under Capital Leases                                                      146              542
Notes Payable                                                                                          651
Deferred Income Taxes                                                                                7,255
Dividends Payable                                                                     836              735
                                                                                 --------         --------
          Total Liabilities                                                         2,042           11,462
                                                                                 --------         --------

Commitments and Contingencies                                                        --               --

Stockholders' Equity:
     Preferred stock                                                                    3                3
     Common stock                                                                       7                7
     Additional paid-in capital                                                    51,156           49,316
     Accumulated deficit                                                          (45,365)         (30,320)
     Treasury shares                                                                 (721)            (250)
                                                                                 --------         --------
          Total Stockholders' Equity                                                5,080           18,756
                                                                                 --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,122         $ 30,218
                                                                                 ========         ========

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       ---------------------     ----------------------
                                                       JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                         2000         1999         2000          1999
                                                       -------      -------      --------      -------
Revenues                                               $            $            $             $
                                                       -------      -------      --------      -------

Costs and expenses:
     General and administrative                            624          732         1,520        1,599
     Special charges                                       884          745           884          768
     Depreciation and amortization                          39           59            98          119
                                                       -------      -------      --------      -------
                                                         1,547        1,536         2,502        2,486

Loss From Operations                                    (1,547)      (1,536)       (2,502)      (2,486)

Interest Income                                             50           58            69          127
Interest Expense                                           (14)        (121)          (22)        (304)
                                                       -------      -------      --------      -------

Loss from Continuing Operations Before
   Provision for IncomeTaxes                            (1,511)      (1,599)       (2,455)      (2,663)

Income Tax (Provision) Benefit                              32          (17)          (33)         (30)
                                                       -------      -------      --------      -------

Loss from Continuing Operations                         (1,479)      (1,616)       (2,488)      (2,693)

Discontinued Operations (Note 4):

    Income (Loss) from operations, net of taxes            (86)         598        (7,836)       1,000
    Loss from disposal of operations, net of taxes      (3,248)                    (3,248)
                                                       -------      -------      --------      -------
Income (loss) from Discontinued Operations              (3,334)         598       (11,084)       1,000

Net Loss Before Extraordinary Items                     (4,813)      (1,018)      (13,572)      (1,693)

Extraordinary Loss Related to Retirement of
   NationsBank debt, net                                               (152)                      (152)
                                                       -------      -------      --------      -------

Net loss                                               $(4,813)     $(1,170)     $(13,572)     $(1,845)
                                                       =======      =======      ========      =======

Loss from Continuing Operations Applicable to
   Common Shares                                       $(2,222)     $(2,301)     $ (3,961)     $(4,037)
                                                       =======      =======      ========      =======

Loss from Continuing Operations Per Common
   Share: Basic and Diluted                            $ (0.36)     $ (0.35)     $  (0.63)     $ (0.62)
                                                       =======      =======      ========      =======
Weighted Average Common Shares
   Outstanding                                           6,155        6,527         6,296        6,527
                                                       =======      =======      ========      =======

          The accompanying notes are an integral part of this statement

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    SHARES             AMOUNT       ADDITIONAL
                               -----------------  ----------------    PAID      ACCUMULATED     TREASURY
                               COMMON  PREFERRED  COMMON PREFERRED  IN CAPITAL    DEFICIT        STOCK         TOTAL
                               ------  ---------  ------ ---------  ----------  -----------     --------     --------
Balance at
   December 31, 1999           6,557      326      $ 7      $ 3      $49,316      $(30,320)      $(250)      $ 18,756

Dividends - Preferred
Stock Series A                  --         --       --       --          --           (104)        --            (104)

Dividends Preferred Stock
Series B                        --         14       --       --        1,369        (1,369)        --             --

Treasury Stock - received
in connection with
settlement of
litigation (Note 3)             --         --       --       --          471           --         (471)           --

Exercise of Stock
   Options                         5                --       --          --            --          --             --

Net Loss                        --         --       --       --          --        (13,572)        --         (13,572)
                               -----      ---      ---      ---      -------      --------       -----       --------

Balance at
   June 30, 2000               6,562      340      $ 7      $ 3      $51,156      $(45,365)      $(721)      $  5,080
                               =====      ===      ===      ===      =======      ========       =====       ========

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(13,572)        $ (1,845)
   Non-cash adjustments:
      Impairment charge                                                  10,969
      Minority interest in loss                                             (75)
      Depreciation and amortization                                         550
      Changes in operating assets and liabilities                           499            1,095
                                                                       --------         --------
          Net Cash Used in Operating Activities                          (1,629)            (750)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (2,388)            (892)
   Proceeds from sale of assets                                           4,697
   Collection of note receivable                                            821              110
                                                                       --------         --------
          Net Cash Provided (Used) in Investing Activities                3,130             (782)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Minority Interest                                                         75
   Net borrowings on notes and capital lease obligations                      6              375
                                                                       --------         --------
          Net Cash Provided in Financing Activities                          81              375

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   1,582           (1,157)
Cash and cash equivalents beginning of period                             1,889            6,018
                                                                       --------         --------
Cash and cash equivalents end of period                                $  3,471         $  4,861
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                       $     47         $     89
   Income taxes paid (refunded)
                                                                                              (5)

NON CASH TRANSACTIONS AND OTHERS:
      Series B Preferred Stock - accumulated deficit                      1,369            1,243
         related to stock dividends
      Series A Preferred Stock - increase in accrued
       liabilities related to unpaid dividends                              104              101
      Receipt of Company stock in connection with
        settlement of litigation                                            471
     Capital lease receivable for sublease of furniture                     156

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI"" or the "Company"), a Texas corporation, was organized to provide management, consulting and ancillary development services to orthopedic medical practices and other surgical specialty physicians. In May 2000, the Company decided to discontinue its physician service operations due to difficult financing markets and limited investor support for physician service companies. The Company had previously terminated its management services agreement ("MSA") with its Colorado practice in January 2000, effective December 31, 1999 and terminated its MSA with the Pennsylvania practice effective March 31, 2000. The Company is in the process of selling its remaining assets which include an orthopedic practice and an ambulatory surgery center in Louisiana, and two work hardening centers in Texas. Concurrently, the Company is evaluating possible business opportunities in order to acquire new operations through an acquisition or merger.

The Company provided comprehensive management services under agreements to its Louisiana practice for six months and its Pennsylvania practice for three months during the six months ended June 30, 2000. The Company completed construction of an ambulatory surgery center ("ASC") in Louisiana in April 2000, which was operational in May of 2000. The Company owns a majority interest in the ASC and also provides management services to the ASC. In addition, the Company also owns and operates two work hardening facilities in Texas.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 (See Note
4). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

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

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


COMPREHENSIVE INCOME - The Company had no other comprehensive income (loss) for the six months ended June 30, 2000 and 1999. Comprehensive income (loss) equals net income (loss) for each of the periods presented on the accompanying consolidated statement of operations.


NOTE 2  - LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.


The components of basic loss per share are as follows (in thousands, except per share data):

                                                  SIX MONTHS ENDED JUNE 30,
                                        2000          EPS          1999         EPS
                                       -------     ---------     -------     ---------
Net Loss from Continuing Operations    $(2,488)    $   (0.39)    $(2,693)    $   (0.41)
Series A preferred Stock Dividend         (104)        (0.02)       (101)        (0.02)
Series B Preferred Stock Dividend       (1,369)        (0.22)     (1,243)        (0.19)
                                       -------     ---------     -------     ---------
Loss from Continuing Operations
   Applicable to Common Shares         $(3,961)    $   (0.63)    $(4,037)    $   (0.62)
                                       =======     =========     =======     =========

Weighted Average Common Shares
   Outstanding                           6,296                     6,527
                                       =======                   =======


Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the six months ended June 30, 2000 and 1999, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - LEGAL PROCEEDINGS

In January 1999, the Company and a subsidiary of the Company filed a lawsuit against the medical practice located in Connecticut seeking to enforce certain repurchase obligations under the related MSA. The MSA was terminated by the Company in January 1999 due to the failure of the practice to satisfy certain of its obligations thereunder. Upon such a termination for cause, the Company and its subsidiary were entitled under the MSA to require the practice to comply with certain repurchase obligations regarding certain assets, including, without limitation, accounts receivable, equipment, contract and intangibles. In March 2000, a settlement was reached between the Company and the practice. The settlement is composed of cash, notes receivable and the return of 376,836 shares of Company stock. The shares are held in treasury and are recorded at market value as of the settlement date.


NOTE  4 - DISCONTINUED OPERATIONS

On May 24, 2000 the Board of Directors of the Company adopted a plan to discontinue the operations of its Practice Management Services, Ambulatory Surgery Center and Work Hardening Services operating segments due to difficult financing markets and limited investor support for physician service companies.

Loss on Disposal of Discontinued Operations

The Company is currently in discussions with its practice in Louisiana regarding terminating its management services agreement effective August 31, 2000. In conjunction with the transaction, the Company will sell the related net accounts receivable and net property and equipment to the practice. The MSA, net accounts receivable and net property and equipment have been reduced to their net realizable value at June 30, 2000 based upon management's best estimate; as such, the actual amount when determined may differ from such estimate. The Company's net investment in the assets is reflected as Net Liabilities of Discontinued Operations - Practice Management Services in the accompanying condensed consolidated balance sheet. The resulting write-down of $2,738,000 (net of tax) is included in the loss from disposal of discontinued operations in the June 30, 2000 consolidated statement of operations.

The Company is also in discussions with two parties to sell its work hardening facilities in Texas. In conjunction with the planned transactions, the Company will sell the net property and equipment of the facilities. Total consideration to be received related to the planned transaction is estimated to be $81,000 in cash. The Company anticipates completing the transaction by August 31, 2000. The net property and equipment have been reduced to their net realizable value at June 30, 2000 based upon management's best estimate; however, the actual amount when determined may differ from such estimate. The Company's net investment in the assets is reflected as Net Assets of Discontinued Operations - Work Hardening Services in the accompanying condensed consolidated balance sheet. The resulting write-down of $44,000 (net of tax) is included in the loss from disposal of

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


discontinued operations in the June 30, 2000 consolidated statement of operations.

The Company is also pursuing the sale of its ambulatory surgery center ("ASC") in Louisiana. A write-down in the net investment of the ASC is not deemed necessary at this time based on management's best estimate, however, the actual amount realized may differ from such estimate. The Company's net investment in the assets is reflected as Net Assets of Discontinued Operations - Ambulatory Surgery Center in the accompanying condensed consolidated balance sheet. It is anticipated that the ASC will incur losses through its disposal date, which is projected to be September 30, 2000. These estimated losses ($186,000 net of tax) are included in the loss from disposal of discontinued operations in the June 30, 2000 consolidated statement of operations.

The following is a summary of the loss from discontinued operations.

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                              2000            1999           2000            1999
                                            --------        --------       --------        --------
Revenues:                                   $    644        $  2,761       $  3,029        $  5,570
                                            --------        --------       --------        --------

Costs and Expenses:
   Practice compensation and benefits            318           1,047          1,277           2,079
   Other direct costs                            267           1,017          1,172           1,926
   General and administrative                     61             288            163             728
   Depreciation and amortization                  90             377            390             770
   Interest Expense                               16              22             46              42
   (Gain) Loss on disposal of assets            (200)                         7,630
                                            --------        --------       --------        --------
                                                 552           2,751         10,678           5,545
Income (Loss) From Discontinued
   Operations Before Income Taxes                 92              10         (7,649)             25
Income Tax Provision (Benefit)                  (178)            588           (187)            975
                                            --------        --------       --------        --------
Income (Loss) from Discontinued
   Operations, Net of Taxes                 $    (86)       $    598       $ (7,836)       $  1,000
                                            ========        ========       ========        ========
Income (Loss) from Discontinued
   Operations per Common Share: Basic
   and Diluted                              $  (0.01)       $   0.09       $  (1.24)       $   0.15
                                            ========        ========       ========        ========

The Company had net assets of $2,525,000, which are associated with the discontinued operations.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


Medical Service Revenue

Medical service revenue for services to patients by the affiliated medical practices with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical practices is reduced by the contractual amounts retained by the medical practices to arrive at the Company's revenue. The affiliated medical practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. All of the amounts retained by affiliated medical practices under management in the first six months of 2000 were contractually guaranteed as a minimum percentage of practice gross profit. As of June 30, 2000, all affiliated medical practices had been sold or are carried as discontinued operations pending sale.

Divestitures

In April 2000, a definitive agreement was executed to terminate the Company's management services agreement ("MSA") with its Pennsylvania practice effective March 31, 2000. In conjunction with the transaction, the Company sold the related net accounts receivable and net property and equipment to the practice. Total consideration received related to the transaction was $3,954,500 in cash. A write-down of $7.6 million is included in the loss from discontinued operations in the consolidated statement of operations for the six months ended June 30, 2000.


NOTE 5 - SPECIAL CHARGES

For the six months ended June 30, 2000 and 1999, the Company recorded special charges of $884,000 and $768,000 respectively relating to corporate restructuring charges. The charges for the six months ended June 30, 2000 include severance costs for ten corporate employees, an impairment charge related to the corporate fixed assets, and lease termination costs. Management expects all severance costs to be paid prior to December 31, 2000.


NOTE 6 - SUBSEQUENT EVENTS

Conversion of Convertible Preferred Stock

On August 2, 2000, the Company issued 2,373,863 shares of its Common Stock in connection with the conversion and cancellation of all its Series A Preferred Stock and the related accrued and unpaid dividends of $207,342. The Series A Preferred Shareholder irrevocably waived, assigned and transferred to the Company $643,026 of its accrued and unpaid dividends. In addition, the Company issued 21,092,174 shares of it's Common Stock in connection with the

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


conversion and cancellation of 242,560 shares of its Series B Preferred Stock. The Series B Preferred Shareholders irrevocably waived, assigned and transferred to the Company 73,796 of its Series B Preferred Stock and $2,786 of accrued and unpaid dividends.

         The following table shows the effects of the conversion of convertible preferred stock on the Company's basic and diluted loss per share assuming the conversion took place on January 1, 2000 (in thousands, except per share data):

                                        Three Months           Six Months
                                           Ended                 Ended
                                       June 30, 2000          June 30, 2000
                                       -------------          -------------
Proforma Loss from Continuing
  Operations Applicable to Common
  Shares                                 ($ 1,479)               $ (2,488)
                                         ========                ========

Proforma Loss from Continuing
  Operations per Common Share:
  Basic and Diluted                      $  (0.05)               $  (0.08)
                                         ========                ========

Proforma Weighted Average
  Common Shares Outstanding                29,621                  29,762
                                         ========                ========

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


RESULTS OF OPERATIONS

GENERAL

The Company's principal business activity during the six months ended June 30, 2000 was to provide management and ancillary development services to orthopedic practices and other surgical specialty physicians. In May 2000, the Company adopted a plan to discontinue its operations due to difficult financing markets and limited investor support for physician services companies. The Company had previously terminated its management services agreements with its Colorado practice and its Pennsylvania practice on December 31, 1999 and March 31, 2000, respectively. The Company is in the process of selling its remaining assets, which include an orthopedic practice and an ambulatory surgery center in Louisiana, and two work hardening centers in Texas. Concurrently, the Company is evaluating possible business opportunities in order to acquire operations through an acquisition or merger.

The Company is in the process of reviewing and evaluating several business ventures for possible acquisition or participation by the Company. The Company has not entered into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

A decision to participate in a specific business opportunity will be made upon the Company's Directors analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult to analyze through the application of any objective criteria.

The Company will not restrict its search to any particular business, industry or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or engage in a transaction with a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances the management of such venture will not have proven its ability, the eventual market of such venture's product or services will not likely be established, and thus profitability of the venture will be unproven and cannot be predicted accurately. If the Company engages in a transaction with a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

The analysis of the new businesses will be undertaken by or under the supervision of the Directors of the Company. In analyzing prospective businesses, the Directors will consider, to the extent applicable, the available technical, financial and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of the management services which may be available and the depth of the management team; the potential for further research, development, or exploration; the potential for the growth expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The time frame in which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of the assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of a minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority of the Company's Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified times thereafter. Although the terms of such registration rights and the number of securities, if any which may be registered cannot be predicted it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after negotiations and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail their terms of the closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Discontinued Operations

The loss from discontinued operations for the six months ended June 30, 2000 includes the loss on the termination of the management services agreement with the Pennsylvania practice (as further described below) and the loss from operations of the practice management services, work hardening services and ambulatory surgery center business segments from January 1, 2000 through May 31, 2000. In addition, it includes the corporate office costs associated with supporting the discontinued segments. The loss from operations for the three months ended June 30, 2000 includes the loss from operations of the three business segments as well as the corporate office costs associated with supporting the discontinued operations for the period of April 1, 2000 through May 31, 2000.

During the first quarter of 2000, definitive agreements were reached with the Colorado and the Pennsylvania practices to terminate their MSAs effective December 31, 1999 and March 31, 2000, respectively. As such the Consolidated Statements of Operations for the six months ended June 30, 2000 do not include the operations of the Colorado practice and only include three months of operations of the Pennsylvania practice. The loss from discontinued operations for the six months ended June 30, 2000 includes a charge of $7.6 million related to the termination of the Pennsylvania practice management services agreement ("MSA") and the sale of the related practice assets.

Loss from Disposal of Discontinued Operations

The loss from disposal of discontinued operations for the three and six months ended June 30, 2000 reflects the loss on the disposal of the Louisiana orthopedic practice and the two work hardening centers, the operating losses for these three facilities as well as the Louisiana ASC from June 1, 2000 until their disposal date, and the corporate office costs associated with supporting these discontinued segments.

The Company is currently in discussion with its practice in Louisiana regarding terminating its MSA effective August 31, 2000. In conjunction with the transaction, the Company will sell the net accounts receivable and net property and equipment to the practice. The MSA, net accounts receivable and net property and equipment have been reduced to their net realizable value at June 30, 2000 based on management's best estimate, however, the actual amount when determined may be different from such estimate. The resulting write-down of $2,738,000 is included in the loss from disposal of discontinued operations in the June 30, 2000 consolidated statement of operations.

The Company is also in discussions with two parties to sell its work hardening facilities in Texas as of August 31, 2000. In conjunction with the transaction the Company will sell the net property and equipment of the facilities. The net property and equipment have been reduced to their net realizable value at June 30, 2000 based on management's best estimate, however, the actual amount when determined may be different from such estimate. The resulting write-down of $44,000 is included in the loss from disposal of discontinued operations in the June 30, 2000 consolidated statement of operations.


The Company completed renovations of an ambulatory surgery center ("ASC") in Louisiana in April of 2000 and completed its syndication in March of 2000. The ASC was operational in May 2000. As a result of the Company's decision to discontinue its operations in the ambulatory surgery center segment it is pursuing the sale of its ASC in Louisiana. A write-down of the net investment in the ASC is not deemed necessary at this time based on management's best estimate, however, the actual amount when determined may be different from such estimate. It is anticipated that the ASC will incur losses through its disposal date, which is projected to be September 30, 2000. The losses of $186,000 are included in the loss from disposal of discontinued operations in the June 30, 2000 consolidated statement of operations.

Special Charges

Special charges of $884,000 were recorded in the second quarter related to restructuring the corporate office. The charges include severance costs for ten corporate employees, an impairment charge related to the corporate fixed assets, and lease termination costs.

As the Company is discontinuing the operations of its three business segments, the Company is omitting as not meaningful additional discussion herein of results of operations for the quarter and year-to-date periods as compared to the equivalent prior year periods.

Liquidity and Capital Resources

The Company currently expects to be able to satisfy its cash requirements for the next twelve months by using its current available cash of $3.5 million as well as the proceeds from the sale of its assets. At June 30, 2000 the Company had outstanding commitments of $194,000 related to the equipment and construction of the ambulatory surgery center.

                                     PART II
                                OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on June 8, 2000 for the purpose of considering 1) Proposal 1 - the election of a Director of the Company to serve until the 2001 Annual Meeting by shareholders of common stock and Series A Preferred Stock; 2) Proposal 2 - the election of three directors of the Company to serve until the 2001 Annual Meeting by shareholders of Series B Preferred Stock, and 3) the ratification of the selection of Ernst & Young, LLP as independent accountants to the Company for the fiscal year ending December 31, 2000. The results of the voting for each proposal are as follows:

                                                              FOR                              WITHHOLD
                                                       -----------------                 --------------------
     PROPOSAL 1:
     Jose E. Kauachi                                        8,677,559                            1,000

                                                              FOR                              WITHHOLD
                                                       -----------------                 --------------------
     PROPOSAL 2:
     Scott J. Hancock                                      28,563,086                                0
     Mark A. Wolfson                                       28,563,086                                0
     Steven B. Gruber                                      28,563,086                                0

     PROPOSAL 3:

     The results of the voting for ratification of Ernst & Young, LLP as the Company's independent accountant for the fiscal year ending December 31, 2000, were as follows:

                          FOR                              AGAINST                      ABSTAINED
                   -----------------                 --------------------          -------------------
                       37,258,370                           2,000                         5,875

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits:

              27.  Financial Data Schedule.

         b)   Reports on Form 8-K:

              8-K dated April 12, 2000 filed on April 27, 2000 reporting under
              Item 2 the termination of the Lancaster Orthopedic Group, P.C. management services agreement and the related sell of assets, and filing under Item 7 the required proforma financial information and the related agreements with respect to the transaction.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            INTEGRATED ORTHOPAEDICS, INC.



Date: August 21, 2000                           By: /s/ Laurie H. Gutierrez
                                                    ----------------------------
                                                        Laurie Hill Gutierrez
                                                        Chief Financial Officer

                                 EXHIBIT INDEX

       Exhibit
         No.                      Description
       -------                    -----------

         27                 Financial Data Schedule