Form 10QSB
period 2000-09-30
INTEGRATED ORTHOPEDICS INC
filed 2000-11-14
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

As of November 8, 2000 29,602,741 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES        NO   X
                                                  ---        ---

                          INTEGRATED ORTHOPAEDICS, INC.
                                   FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

                                      INDEX



                                                                                                     PAGE
                                                                                                      NO.
                                                                                                     ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets--
                 September 30, 2000 and December 31, 1999........................................      1

                 Consolidated Statements of Operations--
                 Three Months and Nine Months Ended September 30, 2000 and 1999..................      2

                 Consolidated Statement of Stockholders' Equity--
                 Nine Months Ended September 30, 2000 ...........................................      3

                 Condensed Consolidated Statements of Cash Flows--
                 Nine Months Ended September 30, 2000 and 1999 ..................................      4

                 Notes to Condensed Consolidated Financial Statements............................      5


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................     12


PART II. OTHER INFORMATION.......................................................................     15


SIGNATURE........................................................................................     16

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000             1999
                                                                                      -------------    ------------
                                                                                       (UNAUDITED)        (NOTE 1)
                                        ASSETS

Current Assets:
     Cash and cash equivalents                                                        $       3,386    $      1,889
     Accounts receivable                                                                                      2,101
     Due from affiliated medical groups                                                                         227
     Prepaid expenses                                                                            40             449
     Note receivable                                                                            111
     Other current assets                                                                         7              75
     Assets to be disposed of                                                                                 1,529
     Net assets of discontinued operations - Ambulatory Surgery Center                        2,735
                                                                                      -------------    ------------
          Total Current Assets                                                                6,279           6,270

Property and Equipment (including capital leases)                                               251           4,869
Less: Accumulated Depreciation and Amortization                                                (221)         (2,532)
                                                                                      -------------    ------------
Net Property and Equipment                                                                       30           2,337
                                                                                      -------------    ------------

Management Services Agreements, net of amortization                                                          20,581
Assets to be Disposed Of                                                                                        895
Other Assets                                                                                    133             135
                                                                                      -------------    ------------
TOTAL ASSETS                                                                          $       6,442    $     30,218
                                                                                      =============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                 $          11    $        106
     Accrued liabilities                                                                        871           1,741
     Net liabilities of discontinued operations - Practice Management Services                   16
     Net liabilities of discontinued operations - Work Hardening Services                        33
     Current maturities of notes payable and capital lease obligations                           54             432
                                                                                      -------------    ------------
          Total  Current Liabilities                                                            985           2,279

Obligations Under Capital Leases                                                                129             542
Notes Payable                                                                                                   651
Deferred Income Taxes                                                                                         7,255
Dividends Payable                                                                                               735
                                                                                      -------------    ------------
          Total Liabilities                                                                   1,114          11,462
                                                                                      -------------    ------------

Commitments and Contingencies                                                                    --              --

Stockholders' Equity:
     Preferred stock                                                                                              3
     Common stock                                                                                30               7
     Additional paid-in capital                                                              52,238          49,316
     Accumulated deficit                                                                    (46,219)        (30,320)
     Treasury shares                                                                           (721)           (250)
                                                                                      -------------    ------------
          Total Stockholders' Equity                                                          5,328          18,756
                                                                                      -------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       6,442    $     30,218
                                                                                      =============    ============

         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       ------------------------------    ------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           2000             1999             2000             1999
                                                       -------------    -------------    -------------    -------------
Revenues                                               $                $                $                $
                                                       -------------    -------------    -------------    -------------

Costs and expenses:
     General and administrative                                  677            1,222            2,197            2,821
     Special charges                                                                5              884              773
     Depreciation and amortization                                12               60              110              179
                                                       -------------    -------------    -------------    -------------
                                                                 689            1,287            3,191            3,773

Loss From Operations                                            (689)          (1,287)          (3,191)          (3,773)

Interest Income                                                   54               45              166              172
Interest Expense                                                  (3)             (14)             (25)            (318)
                                                       -------------    -------------    -------------    -------------

Loss from Continuing Operations Before
   Provision for Income Taxes                                   (638)          (1,256)          (3,050)          (3,919)

Income Tax Provision                                             (14)             (14)             (47)             (44)
                                                       -------------    -------------    -------------    -------------

Loss from Continuing Operations                                 (652)          (1,270)          (3,097)          (3,963)

Discontinued Operations (Note 4):

    Income (Loss) from operations, net of taxes                                   361           (7,836)           1,361
    Income (Loss) from disposal of operations,
      net of taxes                                                54                            (3,236)
                                                       -------------    -------------    -------------    -------------
Income (Loss) from Discontinued Operations                        54              361          (11,072)           1,361

Net Loss Before Extraordinary Items                             (598)            (909)         (14,169)          (2,602)

Extraordinary Loss Related to Retirement of
   NationsBank debt, net                                                                                           (152)
                                                       -------------    -------------    -------------    -------------

Net loss                                               $        (598)   $        (909)   $     (14,169)   $      (2,754)
                                                       =============    =============    =============    =============

Loss from Continuing Operations Applicable to
   Common Shares                                       $        (909)   $      (1,979)   $      (4,827)   $      (6,016)
                                                       =============    =============    =============    =============

Loss from Continuing Operations Per Common
   Share: Basic and Diluted                            $       (0.05)   $       (0.30)   $       (0.45)   $       (0.93)
                                                       =============    =============    =============    =============

Weighted Average Common Shares
   Outstanding                                                19,390            6,496           10,693            6,496
                                                       =============    =============    =============    =============


          The accompanying notes are an integral part of this statement

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                    SHARES                AMOUNT           ADDITIONAL
                               ------------------    ------------------       PAID      ACCUMULATED   TREASURY
                               COMMON   PREFERRED    COMMON   PREFERRED    IN CAPITAL    DEFICIT        STOCK       TOTAL
                               ------   ---------    ------   ---------    ----------   -----------   ---------    --------
Balance at
   December 31, 1999            6,557         326    $    7   $       3    $   49,316   $   (30,320)  $    (250)   $ 18,756

Dividends - Preferred
Stock Series A                     --          --        --          --            --          (121)         --        (121)

Dividends Preferred
Stock Series B                     --          16        --          --         1,609        (1,609)         --          --

Treasury Stock -
received in connection
with settlement of
litigation (Note 3)                --          --        --          --           471            --        (471)         --

Conversion of Preferred
Stock Series A                     --         (25)        2          --            --            --          --           2

Conversion of Preferred
Stock Series B                     --        (317)       21          (3)          833            --          --         851

Exercise of Stock
   Options                          7          --        --          --             9            --          --           9

Net Loss                           --          --        --          --            --       (14,169)         --     (14,169)
                               ------   ---------    ------   ---------    ----------   ------------  ---------    --------

Balance at
   September 30, 2000           6,564          --    $   30   $      --    $   52,238   $   (46,219)  $    (721)   $  5,328
                               ======   =========    ======   =========    ==========   ===========   =========    ========


         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                      2000                   1999
                                                                    --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(14,169)              $ (2,754)
   Non-cash adjustments:
      Impairment charge                                               11,618                     --
      Minority interest in loss                                         (175)                    --
      Depreciation and amortization                                      684                  1,312
      Changes in operating assets and liabilities                       (395)                  (405)
                                                                    --------               --------
          Net Cash Used in Operating Activities                       (2,437)                (1,847)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (2,509)                  (562)
   Proceeds from sale of assets                                        4,707                     --
   Collection of note receivable                                       1,701                    110
                                                                    --------               --------
          Net Cash Provided (Used) in Investing Activities             3,899                   (452)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Minority Interest                                                      75                     --
   Proceeds from exercise of stock options                                 9                     --
   Net borrowings on notes and capital lease obligations                 (49)                  (420)
                                                                    --------               --------
          Net Cash Provided in Financing Activities                       35                   (420)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                1,497                 (2,719)
Cash and cash equivalents beginning of period                          1,889                  6,018
                                                                    --------               --------
Cash and cash equivalents end of period                             $  3,386               $  3,299
                                                                    ========               ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                    $     34               $    318
   Income taxes paid (refunded)                                     $    111               $     51
   Capital lease obligations for equipment                          $     --               $    661

NON CASH TRANSACTIONS AND OTHERS:
      Series B Preferred Stock - accumulated deficit
         related to stock dividends                                 $  1,609               $  1,899
      Series A Preferred Stock - increase in accrued
         liabilities related to unpaid dividends                    $    121               $    154
      Receipt of Company stock in connection with
        settlement of litigation                                    $    471               $     --
     Capital lease receivable for sublease of furniture             $    156               $     --


         The accompanying notes are an integral part of this statement.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Integrated Orthopaedics, Inc. ("IOI"" or the "Company"), a Texas corporation, was organized to provide management, consulting and ancillary development services to orthopedic medical practices and other surgical specialty physicians. In May 2000, the Company decided to discontinue its physician service operations due to difficult financing markets and limited investor support for physician service companies. The Company had previously terminated its management services agreement ("MSA") with its Colorado practice in January 2000, effective December 31, 1999, and terminated its MSA with its Pennsylvania practice in April 2000 effective March 31, 2000. The Company terminated its MSA with its Louisiana practice in September 2000, effective August 31, 2000. In addition, it sold the fixed assets related to its work hardening centers, effective August 31, 2000. The Company is in the process of pursuing the sale of its remaining operating asset, which is an ambulatory surgery center in Louisiana.

The Company provided comprehensive management services under agreements to its Louisiana practice for eight months, and its Pennsylvania practice for three months, during the nine months ended September 30, 2000. The Company completed construction of an ambulatory surgery center ("ASC") in Louisiana in April 2000, which was operational in May of 2000. The Company owns a majority interest in the ASC and also provides management services to the ASC. In addition, the Company operated two work hardening centers in Texas for eight months during the nine months ended September 30, 2000.

On September 15, 2000, the Company signed a merger agreement with PowerBrief, Inc. ("PowerBrief") a private company developing integrated online solutions for legal professionals. Following the merger, existing shareholders of the Company will own approximately 34.1% of the post merger outstanding common stock of the surviving company, and existing shareholders, warrants holders and option holders of the Company will own approximately 39.7% of the outstanding common stock of the surviving company on a fully diluted basis. These percentages are subject to further adjustment as set forth in greater detail in the merger agreement, based on the amount of cash and liabilities the Company has following the merger, which will depend, in part on the amount for which the Company can sell its ambulatory surgery center in Louisiana.

Although there can be no assurances that the merger will close, the merger is expected to be completed during the first quarter of 2001. The completion of the merger depends on meeting a number of conditions, including, without limitation, that the shares of the Company's common stock issuable in the merger be listed on the American Stock Exchange. In the event that these conditions are not met the merger may not be completed. If the merger is not completed the Company will evaluate other possible alternatives.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 (See Note 4). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-KSB.

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

COMPREHENSIVE INCOME - The Company had no other comprehensive income (loss) for the nine months ended September 30, 2000 and 1999. Comprehensive income (loss) equals net income (loss) for each of the periods presented on the accompanying consolidated statement of operations.

NOTE 2  - LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

The components of basic loss per share are as follows (in thousands, except per share data):

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------
                                         2000         EPS          1999          EPS
                                       --------     --------     --------     --------
Net Loss From Continuing Operations    $   (652)    $  (0.04)    $ (1,270)    $  (0.19)

Series A Preferred Stock Dividend           (17)          --          (53)       (0.01)

Series B Preferred Stock Dividend          (240)       (0.01)        (656)       (0.10)
                                       --------     --------     --------     --------

Loss Applicable to Common Share        $   (909)    $  (0.05)    $ (1,979)    $  (0.30)
                                       ========     ========     ========     ========

Weighted Average Common Shares
      Outstanding                        19,390                     6,496
                                       ========                  ========

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------
                                         2000         EPS          1999         EPS
                                       --------     --------     --------     --------
Net Loss From Continuing Operations    $ (3,097)    $  (0.29)    $ (3,963)    $  (0.61)

Series A Preferred Stock Dividend          (121)       (0.01)        (154)       (0.03)

Series B Preferred Stock Dividend        (1,609)       (0.15)      (1,899)       (0.29)
                                       --------     --------     --------     --------

Loss Applicable to Common Share        $ (4,827)    $  (0.45)    $ (6,016)    $  (0.93)
                                       ========     ========     ========     ========

Weighted Average Common Shares
     Outstanding                         10,693                     6,496
                                       ========                  ========


Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the nine months ended September 30, 2000 and 1999, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.


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

In May 2000 a physician, formerly employed by the Company's Louisiana practice, filed suit against the Company and the Louisiana practice for an unspecified amount of damages. The Louisiana practice hired this physician in July 1999. On February 1, 2000, the Louisiana practice notified the physician that his employment was being terminated effective 90 days from the date of such notice pursuant to the terms of his employment contract. The physician alleged that the Company and the Louisiana practice misrepresented the condition of the

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


Louisiana practice and that such misrepresentations induced him to leave his former practice. He is also claiming breach of contract, tortuous interference by the Company with his contract with the Louisiana practice, and violations of the Louisiana Whistleblower Protection Act and other laws. He has also made claims for payment of medical malpractice coverage, vacation pay and continuing medical education leave. The Company has denied such claims. This case is pending in Louisiana.


NOTE  4 - DISCONTINUED OPERATIONS

On May 24, 2000 the Board of Directors of the Company adopted a plan to discontinue the operations of its Practice Management Services, Ambulatory Surgery Center and Work Hardening Services operating segments due to difficult financing markets and limited investor support for physician service companies.

Loss on Disposal of Discontinued Operations

The Company is pursuing the sale of its ambulatory surgery center ("ASC") in Louisiana. The Company's net investment in the asset is reflected as Net Assets of Discontinued Operations - Ambulatory Surgery Center in the accompanying condensed consolidated balance sheet.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following is a summary of the loss from discontinued operations.

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    2000         1999
                                                  ---------------------
Revenues:                                         $  3,029     $  8,359
                                                  --------     --------

Costs and Expenses:
   Practice compensation and benefits                1,277        3,174
   Other direct costs                                1,172        3,135
   General and administrative                          163        1,016
   Depreciation and amortization                       390        1,133
   Interest Expense                                     46           53
   Loss on disposal of assets                        7,630
                                                  --------     --------
                                                    10,678        8,511

Loss From Discontinued
   Operations Before Income Taxes                   (7,649)        (152)

Income Tax Provision (Benefit)                        (187)       1,513
                                                  --------     --------

Income (Loss) from Operations, Net of Taxes       $ (7,836)    $  1,361
Loss from Disposal of Operations, Net of Taxes
                                                  $ (3,236)    $     --
                                                  --------     --------
Income (Loss) from Discontinued  Operations       $(11,072)    $  1,361
                                                  ========     ========
Income (Loss) from Discontinued Operations per
Common Share: Basic and Diluted                   $  (1.04)    $  (0.21)
                                                  ========     ========

For the three months ended September 30, 2000 and 1999, earnings per common share from discontinued operations was $0.0 and $(0.06), respectively. The Company had net assets of $2,686,000, which are associated with the discontinued operations.


Medical Service Revenue

Medical service revenue for services to patients by the affiliated medical practices with the Company is recorded when the services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when the final settlements are determined. Medical service revenue of the affiliated medical practices is reduced by the contractual amounts retained by the medical practices to arrive at the Company's revenue. The affiliated medical practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services. All of the amounts

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


retained by affiliated medical practices under management in the first nine months of 2000 were contractually guaranteed as a minimum percentage of practice gross profit. As of September 30, 2000, all affiliated medical practices had been sold.

Divestitures

In April 2000, a definitive agreement was executed to terminate the Company's management services agreement ("MSA") with its Pennsylvania practice effective March 31, 2000. In conjunction with the transaction, the Company sold the related net accounts receivable and net property and equipment to the practice. Total consideration received related to the transaction was $4,210,000, which is comprised of cash and the assumption by the Pennsylvania practice of certain liabilities. A write-down of $7.6 million is included in the loss from discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2000.

In September 2000, a definitive agreement was executed to terminate the company's MSA with its Louisiana practice effective August 31, 2000. In connection with the transaction, the Company sold the related net accounts receivable and net property and equipment to a newly formed entity owned by the partner physicians of the practice. In addition, the new entity assumed certain liabilities and forgave certain debts of the Company. Total consideration received related to the transaction was $1,266,000, which includes cash, forgiveness of debt and the assumption of debt. A write down of $2,732,000 is included in the loss from disposal of discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2000.

In August 2000, a definitive agreement was executed to sell the fixed assets of the Company's work hardening practices effective August 31, 2000. Total consideration received related to the transaction was $120,000 in cash and notes receivable. A write down of $35,000 is included in the loss from disposal of discontinued operations for the nine months ended September 30, 2000.


NOTE 5 - SPECIAL CHARGES

For the nine months ended September 30, 2000 and 1999, the Company recorded special charges of $884,000 and $773,000 respectively relating to corporate restructuring charges. The charges for the nine months ended September 30, 2000 include severance costs for ten corporate employees, an impairment charge related to the corporate fixed assets, and lease termination costs. Management expects all severance costs to be paid prior to March 31, 2001.

                          INTEGRATED ORTHOPAEDICS, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERSION OF CONVERTIBLE PREFERRED STOCK

On August 2, 2000, the Company issued 2,373,863 shares of its Common Stock in connection with the conversion and cancellation of all its Series A Preferred Stock and the related accrued and unpaid dividends of $207,342. The Series A Preferred Shareholder irrevocably waived, assigned and transferred to the Company $643,026 of its accrued and unpaid dividends. In addition, the Company issued 21,092,174 shares of its Common Stock in connection with the conversion and cancellation of 242,560 shares of its Series B Preferred Stock. The Series B Preferred Shareholders irrevocably waived, assigned and transferred to the Company 73,796 of its Series B Preferred Stock and $2,786 of accrued and unpaid dividends.


NOTE 7 - COMMITMENTS

As of September 30, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $116,000 associated with the construction of the ambulatory surgery center in Louisiana.


NOTE 8 - SUBSEQUENT EVENTS

In conjunction with the merger agreement with PowerBrief, Inc. dated September 15, 2000, the companies entered into a promissory note, which allows PowerBrief, Inc. to borrow up to $3.0 million from the Company at an annual interest rate of 12%. The principal of the note is due and payable at the earlier of March 31, 2001 or the date in which the merger agreement is terminated. As of November 8, 2000 PowerBrief, Inc. had borrowed $500,000 under the promissory note.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.


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


RESULTS OF OPERATIONS

GENERAL

The Company's principal business activity during the nine months ended September 30, 2000 was to provide management and ancillary development services to orthopedic practices and an ambulatory surgery center. In May 2000, the Company adopted a plan to discontinue its operations due to difficult financing markets and limited investor support for physician services companies. The Company had previously terminated its management services agreements with its Colorado practice and its Pennsylvania practice effective December 31, 1999 and March 31, 2000, respectively. In September 2000, the Company terminated its MSA with its practice in Louisiana effective August 31, 2000. In addition, it sold the fixed assets related to its work hardening division effective August 31, 2000. The Company is in the process of pursuing the sale of its remaining operating asset, which is an ambulatory surgery center in Louisiana.

On September 15, 2000, the Company signed a merger agreement with PowerBrief, Inc. ("PowerBrief") a private company developing integrated online solutions for legal professionals. Following the merger, existing shareholders of the Company will own approximately 34.1% of the post merger outstanding common stock of the surviving company, and existing shareholders, warrants holders and option holders of the Company will own approximately 39.7% of the outstanding common stock of the surviving company on a fully diluted basis. These percentages are subject to further adjustment, as set forth in greater detail in the merger agreement, based on the amount of cash and liabilities the Company has following the merger, which will depend, in part on the amount for which the Company can sell its ambulatory surgery center in Louisiana.

Although there can be no assurances that the merger will close, the merger is expected to be completed during the first quarter of 2001. The completion of the merger depends on meeting a number of conditions, including, without limitation, the shares of the Companies common stock issuable in the merger be listed on the American Stock Exchange. In the event that these conditions are not met the merger may not be completed. If the merger is not completed the Company will evaluate other possible opportunities in order to acquire operations through an acquisition or merger.


Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2000 includes the loss on the termination of the management services agreement with the Pennsylvania practice (as further described below) and the loss from operations of the practice management services, work hardening services and ambulatory surgery center business segments from January 1, 2000 through May 31, 2000. In addition, it includes the corporate office costs associated with supporting the discontinued segments.

During the first quarter of 2000, definitive agreements were reached with the Colorado and the Pennsylvania practices to terminate their MSAs effective December 31, 1999 and March 31, 2000, respectively. As such the Consolidated Statements of Operations for the nine months ended September 30, 2000 do not include the operations of the Colorado practice and only include three months of operations of the Pennsylvania practice. The loss from discontinued operations for the nine months ended September 30, 2000 includes a charge of $7.6 million related to the termination of the Pennsylvania practice management services agreement ("MSA") and the sale of the related practice assets.

Loss from Disposal of Discontinued Operations

The loss from disposal of discontinued operations for the three and nine months ended September 30, 2000 reflects the loss on the disposal of the Louisiana orthopedic practice and the two work hardening centers, the operating losses for these three facilities as well as the Louisiana ASC from June 1, 2000 until their disposal date, and the corporate office costs associated with supporting these discontinued segments.

The Company executed a definitive agreement in September 2000 with its practice in Louisiana regarding terminating its MSA effective August 31, 2000. In conjunction with the transaction, the Company sold the net accounts receivable and net property and equipment to a newly formed entity owned by the partner physicians of the practice. The resulting write-down of $2,732,000 is included in the loss from disposal of discontinued operations in the September 30, 2000 consolidated statement of operations.

In the third quarter, the Company executed definitive agreements with two parties to sell the fixed assets of its work hardening facilities as of August 31, 2000. The resulting write-down of $35,000 is included in the loss from disposal of discontinued operations in the September 30, 2000 consolidated statement of operations.


The Company completed renovations of an ambulatory surgery center ("ASC") in Louisiana in April of 2000 and completed its syndication in March of 2000. The ASC was operational in May

2000. As a result of the Company's decision to discontinue its operations in the ambulatory surgery center segment it is pursuing the sell of its ASC in Louisiana. A write-down in the net investment in the ASC is not deemed necessary at September 30, 2000 based on management's best estimate, however, the actual amount when determined may be different from such estimate.

Special Charges

Special charges of $884,000 were recorded in June 2000 related to restructuring the corporate office. The charges include severance costs for ten corporate employees, an impairment charge related to the corporate fixed assets, and lease termination costs.

As the Company is discontinuing the operations of its three business segments, the Company is omitting as not meaningful additional discussion herein of results of operations for the quarter and year-to-date periods as compared to the equivalent prior year periods.

Liquidity and Capital Resources

The Company currently expects to be able to satisfy its current requirements for the next 12 months by using its current available cash of $3.4 million as well as the proceeds from the sale of its assets. At September 30, 2000 the Company had outstanding commitments of $116,000 related to the equipment and construction of the ambulatory surgery center. However, upon completion of the merger, in order to execute its business strategy, the Company will need to raise additional capital in the second or third quarter of 2001, or possibly earlier depending upon the ability of the Company to sell the Louisiana Ambulatory Surgery Center for cash. This additional capital could come from the sale of common stock or preferred stock, the exercise of outstanding options or warrants, or from borrowings, including using the Louisiana Ambulatory Surgery Center as collateral for such borrowings. The Company cannot guarantee that additional financing or equity will be available on terms acceptable to it, or at all.

In conjunction with the merger agreement with PowerBrief, Inc. dated September 15, 2000, the companies entered into a promissory note which allows PowerBrief, Inc. to borrow up to $3.0 million from IOI at an annual interest rate of twelve percent. As of November 8, 2000 PowerBrief, Inc. has borrowed $500,000 under the promissory note.

In the event the merger is not completed, and PowerBrief is unable to repay the amount borrowed under the promissory note, it would result in the Company having limited financial resources to develop and implement an alternative business strategy. In addition, if the Company is unable to sell its ambulatory surgery center in Louisiana in an acceptable time frame or at an acceptable price it would result in insufficient funds being available to lend under the promissory note.

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits:

              2.1 Agreement and Plan of Merger dated September 15, 2000 between the Company and PowerBrief, Inc. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed September 21, 2000)

              10.1 Voting Agreement dated September 15, 2000 among the Company, Robert W. Ohnesorge and K. Wade Bennett.

              10.2 Promissory note dated September 15, 2000 between the Company and PowerBrief, Inc.

              10.3 Asset purchase agreement dated September 18, 2000 by and between IOI Management Services of Louisiana, Inc. and Doctors Katz and DiGrado, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 3, 2000)

              10.4 Agreement to Terminate the Management Agreement dated September 18, 2000 by and between IOI Management Services of Louisiana, Inc. and Westside Orthopaedics Clinic, PC. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-k filed October 3, 2000)

              27.    Financial Data Schedule.


         b)   Reports on Form 8-K:

         8-K dated September 15, 2000 filed on September 21, 2000 reporting under Item 5 the merger of Integrated Orthopaedics, Inc. and PowerBrief, Inc. and filing under Item 7 the required text of the press release and the related agreements with respect to the transaction.

         8-K dated September 18, 2000 filed on October 3, 2000 reporting under
         Item 2 the termination of the Westside Orthopaedic Center, P.C. management services agreement and the related sell of assets, and filing under Item 7 the required proforma financial information and the related agreements with respect to the transaction.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           INTEGRATED ORTHOPAEDICS, INC.



Date: November 14, 2000                        By: /s/ Laurie H. Gutierrez
                                                  ------------------------------
                                                       Laurie Hill Gutierrez
                                                       Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.1    Agreement and Plan of Merger dated September 15, 2000 between the
         Company and PowerBrief, Inc. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed September 21, 2000)

*10.1    Voting Agreement dated September 15, 2000 among the Company, Robert W.
         Ohnesorge and K. Wade Bennett.

*10.2    Promissory note dated September 15, 2000 between the Company and
         PowerBrief, Inc.

 10.3    Asset purchase agreement dated September 18, 2000 by and between IOI
         Management Services of Louisiana, Inc. and Doctors Katz and DiGrado,
         Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current
         Report on Form 8-K filed October 3, 2000)

 10.4    Agreement to Terminate the Management Agreement dated September 18,
         2000 by and between IOI Management Services of Louisiana, Inc. and
         Westside Orthopaedics Clinic, PC. (Incorporated by reference to Exhibit
         2.2 of the Company's Current Report on Form 8-k filed October 3, 2000)

*27.     Financial Data Schedule.

* Filed herewith.