Form 10QSB
period 2001-03-31
POWERBRIEF INC/TX/
filed 2001-05-15
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB


[X]            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from __________ to __________.


                           COMMISSION FILE NO. 1-10677


            POWERBRIEF, INC. (FORMERLY INTEGRATED ORTHOPAEDICS, INC.)
             (Exact name of registrant as specified in its charter)


             TEXAS                                          76-0203483
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                5858 Westheimer, Suite 500, Houston, Texas 77057
                    (Address of principal executive offices)

                                 (713) 586-4600
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days:
YES [X]    NO [ ]

As of May 14, 2001, 28,421,214 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES [ ]     NO [X]

                                POWERBRIEF, INC.
                    (FORMERLY INTEGRATED ORTHOPAEDICS, INC.)
                                   FORM 10-QSB

                           FOR THE THREE MONTHS ENDED
                                 March 31, 2001

                                      INDEX



                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements................................. 1

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....... 12


PART II.  OTHER INFORMATION............................................. 17


                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH, 31     DECEMBER 31,
                                                                             2001            2000
                                                                          (UNAUDITED)
                                                                         ------------    ------------
                                       ASSETS

Current Assets:
     Cash and cash equivalents                                           $  2,742,209    $    529,236
     Accounts receivable                                                        6,724              --
     Prepaids and other current assets                                        184,971           6,899
     Net assets of discontinued operations-Ambulatory Surgery Center        1,419,441              --
     Notes receivable                                                          24,967              --
                                                                         ------------    ------------
          Total Current Assets                                              4,378,312         536,135

Property and equipment, (including capital leases)                          1,451,196       1,315,019
Less: Accumulated depreciation and amortization                              (356,306)       (193,618)
                                                                         ------------    ------------
Net property and equipment                                                  1,094,890       1,121,401

Deposits and other long term assets                                            62,220          20,913
                                                                         ------------    ------------
TOTAL ASSETS                                                             $  5,535,422    $  1,678,449
                                                                         ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                                                    $  1,261,933         107,434
     Accrued liabilities                                                      956,002         584,185
     Current maturities of capital lease obligations                           87,405          81,882
    Note payable to Integrated Orthopaedics, Inc.                                  --       1,450,000
                                                                         ------------    ------------
          Total Current Liabilities                                         2,305,340       2,223,501

Dividends payable                                                                   1              --
Other long term liabilities                                                    14,729              --
Obligations under capital leases                                              101,465          81,122
                                                                         ------------    ------------
          Total Liabilities                                                 2,421,535       2,304,623

Commitments and contingencies                                                      --              --

Series A cumulative convertible preferred stock, net                        2,832,587              --

Stockholders' Equity (Deficit):
     Preferred stock                                                               --          25,662
     Common stock                                                              28,509         112,500
     Additional paid-in capital                                            12,148,324       5,488,016
     Accumulated deficit                                                  (11,174,474)     (6,252,352)
     Treasury shares                                                         (721,059)             --
                                                                         ------------    ------------
          Total Stockholders' Equity (Deficit)                                281,300        (626,174)
                                                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                      $  5,535,422    $  1,678,449
                                                                         ============    ============

         The accompanying notes are an integral part of this statement.

                                 POWERBRIEF, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                       (JULY 20,
                                              THREE MONTHS ENDED MARCH 31,             1999) TO
                                                2001                2000             MARCH 31, 2001
                                            ------------         ------------        --------------
Revenues                                    $      3,995         $         --         $      3,995
                                            ------------         ------------         ------------
Operating expenses:
     Research and development costs              623,755              299,776            2,840,262
     Sales and marketing costs                   272,373               22,074            1,083,871
     General and administrative                  829,381              346,960            3,770,372
     Depreciation and amortization               103,762               21,608              297,380
                                            ------------         ------------         ------------
                                               1,829,271              690,418            7,991,885
                                            ------------         ------------         ------------
Loss From Operations                          (1,825,276)            (690,418)          (7,987,890)

Other income (expense):
     Interest income                               3,702                7,223               50,995
     Interest expense                            (34,469)              (1,438)             (65,448)
     Other income                                  1,507                   --                  455
                                            ------------         ------------         ------------
Loss Before Income Tax (Provision)
   Benefit                                    (1,854,536)            (684,633)          (8,001,888)

Income Tax (Provision) Benefit                        --                   --                   --
                                            ------------         ------------         ------------
Net loss                                    $ (1,854,536)        $   (684,633)        $ (8,001,888)
                                            ============         ============         ============
Net loss applicable to common shares        $ (4,922,122)        $   (684,633)        $(11,069,474)
                                            ============         ============         ============
Net loss per share:

       Basic and diluted                    $      (0.20)        $      (0.03)        $      (0.55)
                                            ============         ============         ============
Weighted average common
     shares outstanding                       24,634,778           19,683,594           20,185,587
                                            ============         ============         ============

          The accompanying notes are an integral part of this statement

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                        Shares                  Amount          Additional
                              ------------------------   -------------------    Paid in       Accumulated     Treasury
                                 Common      Preferred    Common    Preferred   Capital         Deficit         Stock       Total
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2000   11,250,000    2,566,223   $112,500    $25,662   $5,488,016    $ (6,252,352)    $    --     $(626,174)
Series A Preferred Stock
   Dividend                                                                                        (2,687)                   (2,687)
Compensation expense
   related to stock options                                                        32,287                                    32,287
Warrants issued for
   services                                                                         9,824                                     9,824
Warrants issued as
   compensation to employees                                                       21,150                                    21,150
Recapitalization of equity
   as a result of merger with
   IOI                         17,258,764   (2,566,223)   (83,991)   (25,662)   3,532,148                     (721,059)   2,701,436
Beneficial conversion
   Dividend on Series A
   Preferred Stock                                                              3,064,899      (3,064,899)                     --
Net Loss                                                                                       (1,854,536)               (1,854,536)
                              -----------------------------------------------------------------------------------------------------
Balance at March 31, 2001      28,508,764         --     $ 28,509   $    --   $12,148,324    $(11,174,474)  $ (721,059)   $ 281,300
                              =====================================================================================================

         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            PERIOD FROM
                                                          THREE MONTHS ENDED MARCH 31,       INCEPTION
                                                         -----------------------------     (JULY 20, 1999)
                                                            2001               2000       TO MARCH 31, 2001
                                                         -----------       -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,854,536)      $  (684,633)     $ (8,001,888)
   Non-cash adjustments:
     Issuance of stock to founders                              --                --               7,500
     Issuance of warrants                                     30,974              --              30,974
     Stock compensation                                       32,287              --             387,742
     Depreciation and amortization                           103,762            21,608           297,380
     Loss from sale of assets                                   --                --               7,283
   Changes in operating assets and liabilities               289,581            85,683           953,388
                                                         -----------       -----------      ------------
 Net Cash Used in Operating Activities                    (1,397,932)         (577,342)       (6,317,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of fixed assets                          --                --                  65
   Capitalized software and website development costs           --                --            (393,000)
   Purchases of property and equipment                       (24,505)         (324,148)         (738,153)
                                                         -----------       -----------      ------------
Net Cash Used in Investing Activities                        (24,505)         (324,148)       (1,131,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from merger with IOI                             575,385              --             575,385
   Proceeds from issuance of preferred stock               2,829,900         2,398,250         7,988,123
   Proceeds from line of credit with IOI                     250,000              --           1,700,000
   Payments on notes and capital lease obligations           (19,875)           (2,600)          (72,590)
                                                         -----------       -----------      ------------
Net Cash Provided by Financing Activities                  3,635,410         2,395,650        10,190,918

NET CHANGE IN CASH AND CASH EQUIVALENTS                    2,212,973         1,494,160         2,742,209
Cash and cash equivalents beginning of period                529,236           211,316              --
                                                         -----------       -----------      ------------
Cash and cash equivalents end of period                  $ 2,742,209       $ 1,705,476      $  2,742,209
                                                         ===========       ===========      ============

         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                    PERIOD FROM
                                                                THREE MONTHS ENDED MARCH 31,         INCEPTION
                                                               -----------------------------       (JULY 20, 1999)
                                                                   2001               2000         TO MARCH 31, 2001
                                                               -----------       -----------      -----------------
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                             $   17,906          $  1,438          $   30,979
     Capital lease obligations for equipment                   $     --            $215,719          $  215,719

NON-CASH TRANSACTIONS AND OTHERS:

Series A Preferred Stock - increase in
         accrued liabilities related to unpaid dividends       $        1          $   --            $        1

     Series A Preferred Stock - accumulated deficit related
        to stock dividends                                     $    2,687          $   --            $    2,687

     Beneficial conversion dividend on issuance of             $3,064,899          $   --            $3,064,899
         Series A Preferred Stock

     Non-cash net assets received in merger with IOI           $2,126,051          $   --            $2,126,051

         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

PowerBrief, Inc. (the "Company"), a Texas corporation, is a development stage company that is developing software for use in the practice of law. The Company intends to provide corporate law departments, law firms, third-party service providers, legal content providers, and others with a uniform portal on the Internet for tightly integrated case management, including document and discovery management. The software features a suite of applications that intend to improve collaboration, efficiency, risk management, and client advocacy.

BASIS OF PRESENTATION

On September 15, 2000, PowerBrief, Inc., a Delaware corporation ("Original PowerBrief"), signed a merger agreement with Integrated Orthopaedics, Inc. ("IOI"), a Texas corporation and a publicly traded shell company. The merger was effective February 27, 2001 and IOI survived the merger and changed its name to PowerBrief, Inc. ("New PowerBrief" or the "Company") and Original PowerBrief was dissolved. Pursuant to the terms of the merger agreement, IOI affected a 1 for 5 reverse stock split and the Original PowerBrief stockholders received approximately 22,501,000 shares of New PowerBrief's Common Stock and its stockholders and warrant holders received Series A Warrants to purchase 534,485 shares of New PowerBrief's Common Stock and Series B Warrants to purchase between 1,285,445 and 1,498,482 shares of New PowerBrief's Common Stock. The number of Series B Warrants and the exercise price of the Series A and Series B warrants will be determined on May 28, 2001 based upon a formula specified in the Series A and B Warrant Agreements. Following the merger the existing stockholders of Original PowerBrief owned approximately 79.2% of the post merger outstanding Common Stock of New PowerBrief and existing stockholders, warrant holders and option holders of Original PowerBrief owned approximately 72.1% of the outstanding Common Stock of New PowerBrief on a fully diluted basis.

The merger agreement between IOI and Original PowerBrief required that 11.0 million shares of New PowerBrief Common Stock be held in escrow. On the first anniversary of the completion of the merger, or an earlier date designated by New PowerBrief's Board of Directors, the relative ownership percentages of the IOI and Original PowerBrief's shareholders, on record as of the merger, were to be adjusted based on the extent realized cash as defined in the merger agreement was less than or greater than $5.0 million. The calculation of realized cash was completed in the first quarter of 2001 and resulted in approximately 11.0 million shares of New PowerBrief

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)


Common Stock being issued to the Original PowerBrief Shareholders. The ownership percentages indicated above reflect the issuance of approximately 11.0 million shares of New PowerBrief Common Stock to the Original PowerBrief shareholders.

Since IOI was a non-operating shell company, and the existing shareholders of Original PowerBrief own more than 60% of the outstanding stock of New PowerBrief, the transaction was accounted for as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of IOI (principally cash and investments), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of approximately $2,701,000, which represents the total net assets of IOI. The Company has recorded the transaction to reflect the shares outstanding under the current equity structure. There has been no change in basis under which the assets and liabilities are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein which predates the merger consist of financial information about Original PowerBrief, and (2) all references to the Company refer to Original PowerBrief before the merger and to the combined company after the merger. For purposes of net loss calculations and the notes to interim condensed consolidated financial statements, all shares, options, and warrants issued by Original PowerBrief prior to the merger have been retroactively restated for all periods presented to reflect the exchange ratio. The December 31, 2000 balance sheet of Original PowerBrief has not been retroactively restated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Form 8K/A as filed with the Securities and Exchange Commission on May 14, 2001.

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

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - PREFERRED STOCK OFFERING

In conjunction with the merger on February 27, 2001, the Company, authorized capital stock consisting of (i) 120,000,000 shares of Common Stock, $0.001 par value, and (ii) 20,000,000 shares of Preferred Stock, $0.001 par value. The Preferred Stock may be issued in series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of Common Stock. On March 22, 2001 the Board of Directors designated 5,000,000 of its authorized Preferred Stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"). On March 27, 2001, the Company issued approximately 2,737,000 shares of the Series A Preferred Stock at a price of $1.12 a share, for total consideration of approximately $3,065,000. The Company incurred costs of approximately $235,000 related to the issuance of the Series A Preferred Stock, which has been netted against the gross proceeds on the accompanying consolidated condensed balance sheet. The shares are currently convertible 10 for 1 into common stock of the Company, which on an as converted basis would represent 49% of the primary shares outstanding. The Series A Preferred Stock is immediately convertible into Common Stock at the option of the holder.

The Series A Preferred Stock was issued with an initial conversion price of $0.112 per share. The market price of the Company's Common Stock on the date of issuance of the Series A Preferred Stock was $1.50 per share. The difference is deemed a beneficial conversion and results in a charge to retained earnings similar to a dividend; however, in accordance with EITF 98-5, the charge should not exceed the proceeds from the transaction; therefore, the Company has recorded a charge to retained earnings in the first quarter of 2001 of $3,064,899.

Holders of the Common Stock are entitled to one vote per share in the election of three of the five of the Company's directors and on all other matters submitted to a vote at a meeting of shareholders. Holders of the Series A Preferred Stock have weighted voting rights equal to that number of Common Stock into which it can be converted. Holders of the Series A Preferred Stock have certain exclusive rights regarding the election of two of the Company's five directors.

In conjunction with the sale of the Series A Preferred Stock, the Company entered into a Voting Agreement with the holders of the Series A Preferred Stock as well as certain major stockholders. The parties to the Voting Agreement are required to vote as stipulated in the Voting Agreement to elect directors to the Company's Board of Directors. The parties to the Voting Agreement jointly have approximately 41,869,000 shares of the Company's Common Stock on an as-converted basis, which represents 75% of the Company's voting power. The parties to the Voting Agreement have sufficient votes to elect a majority of the directors as selected by such

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - PREFERRED STOCK OFFERING (CONTINUED)


parties pursuant to the terms of the Voting Agreement and have control of the Company as a result. Immediately prior to the transaction, no individual or identifiable group held a majority of the outstanding shares or voting power of the Company.

The Series A Preferred Stock provides for quarterly, cumulative dividends that accrue at $0.0896 per share per annum, subject to certain adjustments, commencing on March 31, 2001. Payment of such dividends shall be in preference and priority to any dividends paid to holders of Common Stock. At the option of the Company such dividends may be paid in shares of Series A Preferred Stock and as such the Company issued additional Series A Preferred Stock of 2,399 during the first quarter of 2001.

In the event of liquidation, the holder of each Series A Preferred Stock will be entitled to receive a liquidation payment of $1.12 per share, subject to certain adjustments, plus any accrued but unpaid dividends. The Series A Preferred Stock is convertible into shares of Common Stock at a rate equal to the liquidation payment plus any accrued and unpaid dividends divided by the conversion price for the Series A Preferred Stock that is in effect at the time of the conversion. The initial conversion price is $0.112 per share, is subject to certain adjustments.

A holder of the Series A Preferred Stock can redeem their shares of Series A Preferred Stock for $1.12 per share plus all accrued and unpaid dividends on such shares any time after March 26, 2003.


NOTE 3 - NET LOSS PER COMMON SHARE

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the quarterly period ended March 31, 2001 and 2000, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

Due to the merger being accounted for as a recapitalization for purposes of determining the weighted average shares outstanding in the net loss per share calculations, the Original PowerBrief preferred shares have been included from the date of purchase reflecting the merger exchange ratio.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - NET LOSS PER COMMON SHARE (CONTINUED)

The components of net loss per share are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    2001               2000
                                                ------------       ------------
Net loss                                        $ (1,854,536)      $   (684,633)
Beneficial Conversion                             (3,064,899)              --
Series A Preferred Stock Dividend                     (2,687)              --
                                                ------------       ------------
Net loss applicable to common shares            $ (4,922,122)      $   (684,633)
                                                ============       ============
Net loss per share basic and diluted            $      (0.20)      $      (0.03)
                                                ============       ============
Weighted average common shares
       outstanding                                24,634,778         19,683,594
                                                ============       ============

NOTE 4 - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information reflects the merger between Original PowerBrief and IOI as if it had occurred on January 1, of the respective years (in thousands).

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001               2000
                                                 ----------          --------
Revenue                                          $        4          $   --
                                                 ==========          ========
Loss from Continuing Operations                  $   (2,084)         $ (1,694)
                                                 ==========          ========
Net Loss Applicable to Common Shares             $   (5,152)         $ (2,424)
                                                 ==========          ========
Net Loss Per Share: Basic and Diluted            $    (0.18)         $  (0.12)
                                                 ==========          ========
Weighted Average Common Shares Outstanding           28,384            20,971
                                                 ==========          ========

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -   WARRANTS

During the first quarter of 2001, the Company issued 7,017 and 25,792 warrants to a consultant for services and to employees as additional compensation, respectively, valued at $9,824 and $21,150, respectively. The consultant has subsequently become an officer of the Company.


NOTE 6 -   DEFERRED TAX ASSET AND LIABILITY

The Company has net deferred tax assets of $15.7 million as of March 31, 2001, primarily related to net operating loss carryforwards that will expire in 2012 through 2020. A valuation allowance of $14.1 million has been recorded against the deferred tax assets. Due to the merger between IOI and Original PowerBrief, the Company's ability to utilize the net operating losses in the future may be further limited.

NOTE 7 - SALE OF WESTBANK AMBULATORY CARE CENTER

On April 20, 2001, IOI Management Services of Louisiana and Westbank Ambulatory Care Center, LLC, wholly owned subsidiaries of the Company sold the fixed assets, leasehold improvements and inventory used in the operations of the Westbank Ambulatory Care Center (the "Center") for $1.8 million. The Center was the remaining healthcare asset of the discontinued operations of Integrated Orthopaedics, Inc. The Company's net investment in the assets of the Center are reflected as Net Assets of Discontinued Operations - Ambulatory Surgery Center in the accompanying condensed consolidated balance sheet.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

The following section should be read in conjunction with PowerBrief's financial statements and notes thereto included in Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2001. In addition to historical information, this discussion and analysis contains forward-looking statements, as defined in the Private Securities Reform Act of 1995, that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. All forward looking statements should be read in conjunction with the Risk Factors set forth in the Joint Proxy Statement/Prospectus dated December 29, 2000 included in the Registration Statement of IOI filed with the Securities and Exchange Commission on December 8, 2000 on Form S-4/A and in conjunction with the cautionary statements set forth in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

RESULTS OF OPERATIONS

GENERAL

On September 15, 2000, PowerBrief, Inc., a Delaware corporation ("Original PowerBrief"), signed a merger agreement with Integrated Orthopaedics, Inc. ("IOI"), a Texas corporation and a publicly traded shell company. The merger was effective February 27, 2001 and IOI survived the merger and changed its name to PowerBrief, Inc. ("New PowerBrief" or the "Company") and Original PowerBrief was dissolved. Following the merger the existing stockholders of Original PowerBrief owned approximately 79.2% of the post merger outstanding Common Stock of New PowerBrief and existing stockholders, warrant holders and option holders of Original PowerBrief owned approximately 72.1% of the outstanding Common Stock of New PowerBrief on a fully diluted basis. As a result of the merger with IOI, the Original PowerBrief and New PowerBrief received combined cash of $2,275,385 (which includes proceeds from the line of credit with IOI) and non-cash net assets of $426,051.

The merger agreement between IOI and Original PowerBrief required that 11.0 million shares of New PowerBrief Common Stock be held in escrow. On the first anniversary of the completion of the merger, or an earlier date designated by New PowerBrief's Board of Directors, the relative ownership percentages of the IOI and Original PowerBrief's shareholders, on record as of the merger, were to be adjusted based on the extent Realized Cash as defined in the merger agreement was less than or greater than $5.0 million. The calculation of Realized Cash was completed in the first quarter of 2001 and resulted in approximately 11.0 million shares of New PowerBrief Common Stock being issued to the Original PowerBrief Shareholders. The ownership percentages indicated above reflect the issuance of approximately 11.0 million shares of New PowerBrief Common Stock to the Original PowerBrief shareholders. Except as specifically noted to the contrary, (1) the financial information herein which predates the merger consist of financial information about Original PowerBrief, and (2) all references to the Company refer to Original PowerBrief before the merger and to the combined company after the merger.

On March 27, 2001, the Company issued approximately 2,737,000 shares of the Series A Preferred Stock at a price of $1.12 a share, for total consideration of approximately $3,065,000. The Company incurred costs of approximately $235,000 related to the issuance of the Series A Preferred Stock, which has been netted against the gross proceeds on the accompanying consolidated condensed balance sheet. The shares are convertible 10 for 1 into common stock of the Company, which on an as converted basis would represent 49% of the primary shares outstanding. The Series A Preferred Stock is immediately convertible into Common Stock at the option of the holder.

The Series A Preferred Stock was issued with an initial conversion price of $0.112 per share. The market price of the Company's Common Stock on the date of issuance of the Series A Preferred Stock was $1.50 per share. The difference is deemed a beneficial conversion and resulted in a charge to retained earnings similar to a dividend of approximately $3,065,000.

The Company released its first commercially available product in March 2001, and thus recognized revenue during the first quarter.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2000.

REVENUE

Revenue increased $3,995 as a result of the Company releasing its first commercially available product in March 2001 resulting in revenue being recorded for the three months ended March 31, 2001.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs increased $323,979 or 108% from $299,776 for the three months ended March 31, 2000 to $623,755 for the same period in 2001. The $323,979 increase is primarily due to increases of approximately $205,000 in personnel costs, $104,000 for Internet services, and $15,000 for software support costs.

SALES AND MARKETING COSTS

Sales and marketing costs increased from $22,074 for the three months ended March 31, 2000 to $272,373 for the same period in 2001, which represents a $250,299 increase. These costs increased due to an increase in personnel costs of approximately $167,000 and an increase in advertising and marketing costs of approximately $83,000.


GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the three months ended March 31, 2001 increased $482,421, or 139%, from $346,960 in 2000 to $829,381 in 2001. The increase is primarily due to increases of approximately $190,000 of personnel costs, $292,000 in legal and professional fees primarily related to the merger, $66,000 of insurance costs, $45,000 of travel costs, $58,000 for rent, utilities and supplies, offset by a $178,000 decrease in recruitment fees.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $82,154, or 380%, from $21,608 for the three months ended March 31, 2000 to $103,762 for the same period in 2001. The increase in these expenses is due to an increase in property and equipment of approximately $848,000 from March 31, 2000 to March 31, 2001.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2001 increased $33,031 from $1,438 in 2000 to $34,469 for the same period in 2001. The increase is due to the interest on the line of credit with Integrated Orthopaedics, Inc. for the period from January 1, 2001 to February 27, 2001 and the interest on the capital lease for the furniture and telephone system for three months in 2001 and only a month in 2000.

NET LOSS / NET LOSS PER COMMON SHARE

Net loss for the three months ended March 31, 2001 increased by $1,169,903 to $1,854,536 for the three months ended March 31, 2001 compared to a net loss of $684,633 for the same period in 2000.

Net loss per basic and diluted shares increased to $0.20 per share for the three months ended March 31, 2001 compared to $0.03 per share for the same period in 2000. The increase in the net loss applicable to common shares and the net loss per share is due to the increase in the net loss of $1,169,903 attributable to the reasons noted above, a beneficial conversion dividend of $3,064,899, and a $2,687 dividend on the Series A Preferred Stock. Weighted average shares outstanding increased by 4,951,184 shares for the three months ended March 31, 2001 from 19,683,594 shares in March 31, 2000 to 24,634,778 in March 31, 2001.
The increase in the weighted average shares outstanding from March 31, 2000 to March 31 2001 is primarily a result of the issuance of approximately 1,082,000 shares of Original PowerBrief Common Stock subsequent to March 31, 2000, on an as converted basis, and 5,920,548 of the former IOI shares of common stock being included for the period from February 27, 2001 (the merger date) to March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2001 was $1,397,932 compared to $577,342 for the same period in 2000, an increase of $820,590. Net cash used in investing activities decreased $299,643 from $324,148 for the three months ended March 31, 2000 to $24,505 for the same period in 2001, due to a decrease in fixed asset purchases. Net cash provided by financing activities increased $1,239,760, from $2,395,650 for the three months ended March 31, 2000 to $3,635,410 for the same period in 2001. The increase in net cash from financing activities is primarily due to $575,385 of cash received in the merger with IOI, $250,000 of proceeds from the line of credit with IOI, and an increase of $431,650 from the issuance of preferred stock.

 The Company is a development stage company. The Company cannot be sure that it will be able to achieve profitability or that it can sustain profitability, if achieved. As of March 31, 2001, the Company has generated minimal revenue from sales and has dedicated most of its financial resources to (1) organizational expenses, (2) preliminary programming and research and development expenses, (3) general and administrative expenses, (4) marketing expenses and (5) the prosecution of copyright and domain name applications. The Company expects to incur significant operating losses for the next year, primarily due to programming, research and development programs costs, marketing costs and costs associated with the commercialization of products and services.

      The Company's ability to achieve profitability will depend upon, among other things:

o successfully completing the development of marketable products and services in a timely manner;

o developing products and services that will compete favorably with other systems that have been and/or may be developed by competitors with superior resources;

o obtaining judicial, administrative and private-sector approvals and acceptance for use of the Company's proprietary systems and/or judicial, legislative, administrative or regulatory mandates that the Company's products and services be used by third parties;

o obtaining and maintaining content agreements and alliances for use within the Company's systems;

o establishing and maintaining advantageous sales and marketing capabilities or collaborative arrangements; and

o  raising sufficient funds to finance future activities.

To ensure that the Company continues its current plan of operations, the Company has raised additional capital of approximately $3.1 million as of March 27, 2001 by selling approximately 2,737,000 shares of Cumulative Convertible Preferred Stock. The Company sold the remaining healthcare asset of Integrated Orthopaedics, Inc. for $1.8 million effective April 20, 2001. Management believes that the Company will need to raise additional capital in the third quarter of 2001 or possibly earlier. The Company may raise this additional capital from the sale of common or preferred stock, the exercise of outstanding options or warrants or from borrowings. The Company cannot guarantee that it will be able to raise the additional capital as needed which could adversely affect the business.

The Company's activities to date have been financed primarily through the sale of preferred stock and the funds received from the merger with IOI. Currently, the Company is exploring various methods to raise additional capital to fund continued product development, sales, marketing, and operations. However, the Company cannot guarantee that it will be able to obtain additional financing on acceptable terms in a timely manner.

 The Company's operating plan for the year 2001 includes continued development of key functionality and features to the PowerBrief system. The Company believes that its revenues will grow, as more legal matters and cases are started and maintained on the Company system. The Company also will seek to expand its sales and distribution channels through various means, including a direct sales force and possible strategic resale and distribution alliance agreements. The Company cannot guarantee that it will be able to execute its operating plan or otherwise expand its business because the Company is still in its early stages of development and customer acceptance.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

On March 27, 2001, the Company entered into a private placement transaction (the "Transaction") pursuant to a Preferred Stock Purchase Agreement, a Registration Rights Agreement and certain other agreements with 14 accredited investors. The Company issued 2,736,513 shares of Series A Convertible Preferred Stock ("Series A Preferred") for $1.12 per share, for total consideration of $3,064,900, less approximately $235,000 in costs related to the issuance of the Series A Preferred. In conjunction with the Transaction, the Company amended its bylaws and filed a Certificate of Designation with the Secretary of Texas designating 5,000,000 shares of its authorized shares of Preferred Stock as shares of Series A Preferred. The issuance of the securities was exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2). The exemption was applicable because the offering was a private offering in which material information regarding the offering and the Company was disclosed and complete access to relevant information was provided to a limited number of sophisticated, accredited investors. The proceeds of the private offering will be used for the continued development and marketing of the PowerBrief system, and for other general corporate purposes. The offering involved no underwriting discounts nor any commissions.

The Series A Preferred is immediately convertible into common stock upon the election of the holder. On an as-converted basis the shares of Series A Preferred represent approximately 49% of the primary shares outstanding. The holders of the Series A Preferred are entitled to receive cumulative cash dividends at a rate per annum of $0.0896 per share of Series A Preferred payable quarterly commencing on March 31, 2001. At the option of the Company, the dividends on the Series A Preferred may be paid in additional shares of Series A Preferred.

The holders of the Series A Preferred are entitled to vote as a separate class to elect two of the Company's directors and to vote with the holders of the Company's common stock on an as-converted basis to elect the remaining directors. The holders of the Series A Preferred have voting rights equal to the number of shares of common stock into which the Series A Preferred may be converted.

In conjunction with the sale of the Series A Preferred Stock, the Company entered into a Voting Agreement with the holders of the Series A Preferred Stock as well as certain major stockholders. The parties to the Voting Agreement are required to vote as stipulated in the Voting Agreement to elect directors to the Company's Board of Directors. The parties to the Voting Agreement jointly have approximately 41,869,000 shares of the Company's Common Stock on an as-converted basis, which represents 75% of the Company's voting power. The parties to the Voting Agreement have sufficient votes to elect a majority of the directors as selected by such parties pursuant to the terms of the Voting Agreement and have control of the Company as a result. Immediately prior to the transaction, no individual or identifiable group held a majority of the outstanding shares or voting power of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Integrated Orthopaedics, Inc. ("IOI") and PowerBrief Inc. held a Special Meeting of Stockholders on January 26, 2001 for the purpose of voting on the approval and adoption of the agreement and plan of merger as amended dated September 15, 2000 between PowerBrief, Inc. and IOI. The results of the voting for the proposal were as follows:

                   Integrated Orthopaedics, Inc.         PowerBrief, Inc.
                   -----------------------------         ----------------
FOR                        27,237,950                       18,924,669

AGAINST                        61,156                           24,000

WITHHOLD                        4,400                             --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       The following exhibits are filed herewith.

         Exhibit No.                                    Description
         -----------                                    -----------
           None

         (b)  Reports on Form 8-K:

         1. Form 8-K, filed on January 31, 2001, reporting under Item 5 the release of information regarding the notice received by the American Stock Exchange ("AMEX") indicating that upon IOI closing the merger with PowerBrief, Inc., IOI's securities would be delisted from AMEX.


         2. Form 8-K, filed on March 14, 2001, under Item 1 , Item 2 and Item 5 reporting the merger of Integrated Orthopaedics, Inc and PowerBrief Inc., the announcement of IOI's withdrawal of its appeal to AMEX staff's decision to remove IOI's listing upon the closing of the merger with PowerBrief, Inc., the announcement that the merger was finalized an that the Company had voluntarily delisted from the AMEX, and the announcement that the Company's application to be quoted on the over-the counter bulletin board had been accepted.

         3. Form 8-K, filed April 11, 2001, under Item 1 and 5 reporting the sale of Series A Convertible Preferred Stock, the change of control as a result of the voting agreement entered into in conjunction with the sale of the Series A Convertible Preferred Stock, and the announcement of the sale of the Series A Convertible Preferred Stock on March 28, 2001.


         4. Form 8-K, filed on May 7, 2001, under Item 2 and 5 reporting the sale of the Westbank Ambulatory Care Center, the announcement of the sale of the Westbank Ambulatory Care Center, and the announcement of the appointment of James C. Green as Chief Executive Officer and Ernest D. Rapp as Executive Vice President.

         5. Form 8-K/A, filed on May 14, 2001, amending the Company's report on Form 8-K filed on February 8, 2001, to include under Item 7, the financial statements of PowerBrief, Inc., the proforma financial information, and the exhibits containing the consent of Ernst & Young LLP.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     POWERBRIEF, INC.


Date: May 15, 2001                   By: /s/  Laurie H. Gutierrez
                                         -------------------------------
                                         Laurie Hill Gutierrez
                                         Interim Chief Financial Officer