Form 10QSB
period 2001-06-30
POWERBRIEF INC/TX/
filed 2001-08-14
CIK 807144

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.


                           COMMISSION FILE NO. 1-10677


            POWERBRIEF, INC. (FORMERLY INTEGRATED ORTHOPAEDICS, INC.)
            ---------------------------------------------------------
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

                                 (713) 586-4600
                        --------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days: YES X NO

As of August 10, 2001, 28,440,206 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Form:  YES            NO   X
                                                  ------        -----

                                POWERBRIEF, INC.
                    (FORMERLY INTEGRATED ORTHOPAEDICS, INC.)
                                   FORM 10-QSB

                            FOR THE SIX MONTHS ENDED
                                  June 30, 2001

                                      INDEX


                                                                           PAGE
                                                                            NO.
                                                                           -----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.......................................   1


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............  15


PART II. OTHER INFORMATION..................................................  22

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2001                  2000
                                                                                          (UNAUDITED)
                                                                                        ----------------    -------------------
                         ASSETS

Current Assets:
     Cash and cash equivalents                                                                $2,004,208            $   529,236
     Accounts receivable                                                                          28,136                      -
     Prepaids and other current assets                                                           164,696                  6,899
     Notes receivable                                                                              6,997                      -
                                                                                        ----------------    -------------------
          Total Current Assets                                                                 2,204,037                536,135

Property and equipment, (including capital leases)                                             1,453,043              1,315,019
Less:  Accumulated depreciation and amortization                                                (489,622)              (193,618)
                                                                                        ----------------    -------------------
Net property and equipment                                                                       963,421              1,121,401

Deposits and other long term assets                                                               61,506                 20,913
                                                                                       -----------------   --------------------

TOTAL ASSETS                                                                                 $ 3,228,964            $ 1,678,449
                                                                                       =================   ====================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                                          $ 705,103              $ 107,434
     Accrued liabilities                                                                         792,123                584,185
     Current maturities of capital lease obligations                                              58,796                 81,882
    Net liabilities of discontinued operations                                                   129,389                      -
    Note payable to Integrated Orthopaedics, Inc.                                                      -              1,450,000
                                                                                        ----------------    -------------------
          Total  Current Liabilities                                                           1,685,411              2,223,501

Dividends payable                                                                                     41                      -
Other long term liabilities                                                                       14,729                      -
Obligations under capital leases                                                                 101,465                 81,122
                                                                                       -----------------   --------------------
          Total Liabilities                                                                    1,801,646              2,304,623

Commitments and contingencies                                                                          -                      -

Series A cumulative convertible preferred stock, net                                           2,923,512                      -

Stockholders' Deficit:
     Preferred stock                                                                                   -                 25,662
     Common stock                                                                                 28,528                112,500
     Additional paid-in capital                                                               12,779,062              5,488,016
     Accumulated deficit                                                                     (13,582,725)            (6,252,352)
     Treasury shares                                                                            (721,059)                     -
                                                                                        ----------------    -------------------
          Total Stockholders' Deficit                                                         (1,496,194)              (626,174)
                                                                                        ----------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 3,228,964            $ 1,678,449
                                                                                        ================    ===================

         The accompanying notes are an integral part of this statement.

                                 POWERBRIEF, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  PERIOD FROM
                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED,      INCEPTION (JULY 20,
                                                          JUNE 30,                          JUNE 30,                1999) TO
                                                   2001             2000              2001              2000      JUNE 30, 2001
                                             ------------     ------------       -----------       -----------   ---------------
Revenues                                         $ 31,281                -            35,276                 -          35,276
                                             ------------     ------------       -----------       -----------    ------------
Operating expenses:
     Research and development costs               598,552          449,615         1,222,307           749,391       3,438,814
     Sales and marketing costs                    628,954          245,230           901,327           267,304       1,712,825
     General and administrative                 1,011,810          945,324         1,841,191         1,292,284       4,782,182
     Depreciation and amortization                133,314           49,563           237,076            71,171         430,694
                                             ------------     ------------       -----------       -----------    ------------
                                                2,372,630        1,689,732         4,201,901         2,380,150      10,364,515
                                             ------------     ------------       -----------       -----------    ------------
Loss From Operations                           (2,341,349)      (1,689,732)       (4,166,625)       (2,380,150)    (10,329,239)

Other income (expense):
     Interest income                               23,477           12,588            27,179            19,811          74,472
     Interest expense                              (5,580)          (4,210)          (40,049)           (5,648)         71,028)
     Other income                                   6,167                -             7,674                 -           6,622
                                             ------------     ------------       -----------       -----------    ------------
Loss Before Income Tax (Provision)
   Benefit                                     (2,317,285)      (1,681,354)       (4,171,821)       (2,365,987)   (10,319,173)

Income Tax (Provision) Benefit                          -                -                 -                 -              -
                                             ------------     ------------       -----------       -----------    ------------
Net loss                                      $(2,317,285)     $(1,681,354)      $(4,171,821)      $(2,365,987)   $(10,319,173)
                                             ============     ============       ===========       ===========    ============
Net loss applicable to common
   shares                                     $(2,408,251)     $(1,681,354)      $(7,330,373)      $(2,365,987)   $(13,477,725)
                                             ============     ============       ===========       ===========    ============
Net loss per share:

       Basic and diluted                      $     (0.08)     $   (  0.08)           (0.28)       $     (0.12)   $      (0.63)
                                             ============     ============       ===========       ===========    ============
Weighted average common
    shares outstanding                         28,427,475       20,595,711        26,541,604        20,139,652      21,454,176
                                             ============     ============       ===========       ===========    ============




          The accompanying notes are an integral part of this statement

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)




                                                  Shares                    Amount
                                                  ------                    ------
                                            Common       Preferred     Common     Preferred
                                            ------------------------------------------------
Balance at December 31, 2000                 11,250,000     2,566,223   $112,500    $25,662
Series A Preferred Stock
   Dividend
Compensation expense
   related to stock options
Warrants issued for
   services
Warrants issued as
   compensation to employees
Recapitalization of equity
   as a result of merger with
   IOI                                       17,258,764   (2,566,223)   (83,991)   (25,662
Beneficial conversion
   dividend on Series A
   Preferred Stock
Exercise of employee stock
   options                                       18,992                      19
Amortization of Series A
   Preferred Stock issuance
   costs
Net Loss
                                            -----------  -----------  ----------  ---------
Balance at June 30, 2001                     28,527,756          -      $ 28,528  $
                                            ===========  ===========  ==========  =========





                                   Additional
                                   Paid in         Accumulated     Treasury
                                    Capital          Deficit         Stock         Total
                                 ----------------------------------------------------------
Balance at December 31, 2000        $5,488,016    $ (6,252,352)       $   -       $(626,174)
Series A Preferred Stock
   Dividend                                            (64,278)                     (64,278)
Compensation expense
   related to stock options             75,979                                       75,979
Warrants issued for
   services                             13,564                                       13,564
Warrants issued as
   compensation to employees           604,285                                      604,285
Recapitalization of equity
   as a result of merger with
   IOI                               3,532,148                     (721,059)      2,701,436
Beneficial conversion
   dividend on Series A
   Preferred Stock                   3,064,899     (3,064,899)                           -
Exercise of employee stock
   options                                 171                                          190
Amortization of Series A
   Preferred Stock issuance
   costs                                              (29,375)                      (29,375)
Net Loss                                           (4,171,821)                   (4,171,821)
                                 -------------  --------------  -----------   --------------
Balance at June 30, 2001           $12,779,062   $(13,582,725)  $ (721,059)    $ (1,496,194)
                                 =============  ==============  ===========   ==============




         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                          SIX MONTHS ENDED JUNE 30,                (JULY 20,
                                                                    --------------------------------------         1999)  TO
                                                                          2001                 2000             JUNE 30, 2001
                                                                    ------------------    ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                              $ (4,171,821)        $(2,365,987)        $(10,319,173)
   Non-cash adjustments:
       Issuance of stock to founders                                                -                   -                 7,500
       Issuance of warrants                                                   617,849             253,000               870,849
       Stock compensation                                                      75,979                   -               178,434
       Depreciation and amortization                                          237,076              71,171               430,694
       Loss from sale of assets                                                19,421               7,283                26,704
       Changes in operating assets and liabilities                           (749,725)            273,894               (85,918)
                                                                    ------------------    ----------------    ------------------
Net Cash Used in Operating Activities                                      (3,971,221)         (1,760,639)           (8,890,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of assets                                         1,668,192                   -             1,668,257
       Capitalized software and website development costs                           -            (108,500)             (393,000)
       Purchases of property and equipment                                    (28,991)           (464,429)             (742,639)
                                                                    ------------------    ----------------    ------------------
Net Cash Provided By (Used In) Investing Activities                         1,639,201            (572,929)              532,618

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from merger with IOI                                          575,387                   -               575,387
       Proceeds from issuance of preferred stock                            3,029,900           3,327,904             8,188,123
       Proceeds from line of credit with IOI                                  250,000                   -             1,700,000
       Payments in notes and capital lease obligations                        (48,485)            (14,132)             (101,200)
       Exercise of stock options                                                  190                   -                   190
                                                                    ------------------    ----------------    ------------------
Net Cash Provided by Financing Activities                                   3,806,992           3,313,772            10,362,500

                                                                    ------------------    ----------------    ------------------
NET CHANGE IN CASH & CASH EQUIVALENTS                                       1,474,972             980,204             2,004,208
Cash and cash equivalents beginning of period                                 529,236             211,316                     -
                                                                    ------------------    ----------------    ------------------
Cash and cash equivalents end of period                                   $ 2,004,208          $1,191,520           $ 2,004,208
                                                                    ==================    ================    ==================





         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                          SIX MONTHS ENDED JUNE 30,               (JULY 20,
                                                                    --------------------------------------         1999) TO
                                                                          2001                 2000             JUNE 30, 2001
                                                                    ------------------    ----------------    ------------------
SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                $    27,007             $  5,648          $    40,080
       Capital lease obligations for furniture                      $         -             $215,719          $   215,719

NON-CASH TRANSACTIONS AND OTHERS:
       Series A Preferred Stock- increase in accrued liabilities
         related to unpaid dividends                                $        41             $     -           $        41
       Series A Preferred Stock - accumulated deficit related to
         stock dividends                                            $    64,278             $     -           $    64,278
       Series A Preferred Stock - accumulated deficit related to
         amortization on issuance costs                             $    29,375             $     -           $    29,375
       Beneficial conversion dividend on issuance of Series A
         Preferred Stock                                            $ 3,064,899             $     -           $ 3,064,899
       Non-cash net assets received in merger with IOI              $ 2,126,051             $     -           $ 2,126,051



         The accompanying notes are an integral part of this statement.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

PowerBrief, Inc. (the "Company"), a Texas corporation, is a development stage company that has developed software for use in the practice of law. The Company provides corporate law departments, law firms, third-party service providers, legal content providers, and others with a uniform portal on the Internet for tightly integrated case management, including document and discovery management. The software features a suite of applications that intend to improve collaboration, efficiency, risk management, and client advocacy.

BASIS OF PRESENTATION

On September 15, 2000, PowerBrief, Inc., a Delaware corporation ("Original PowerBrief"), signed a merger agreement with Integrated Orthopaedics, Inc. ("IOI"), a Texas corporation and a publicly traded shell company. The merger was effective February 27, 2001 and IOI survived the merger and changed its name to PowerBrief, Inc. ("New PowerBrief" or the "Company") and Original PowerBrief ceased to exist. Pursuant to the terms of the merger agreement, IOI affected a 1 for 5 reverse stock split and the Original PowerBrief stockholders received approximately 22,501,000 shares of New PowerBrief's Common Stock and its stockholders and warrant holders received Series A Warrants to purchase 534,485 shares of New PowerBrief's Common Stock and Series B Warrants to purchase 1,452,731 shares of New PowerBrief's Common Stock. The Series A and B Warrants have been subsequently adjusted. See Note 5. Following the merger the existing stockholders of Original PowerBrief owned approximately 79.2% of the post merger outstanding Common Stock of New PowerBrief and existing stockholders, warrant holders and option holders of Original PowerBrief owned approximately 71.8% of the outstanding Common Stock of New PowerBrief on a fully diluted basis.

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

Since IOI was a non-operating shell company, and the existing shareholders of Original PowerBrief own more than 60% of the outstanding stock of New PowerBrief, the transaction was accounted for as a recapitalization of the Company for accounting purposes. As a result, the Company recorded the transaction as the issuance of common stock for the net monetary assets of IOI (principally cash and investments), accompanied by a recapitalization of equity. The Company recorded a net increase in equity of approximately $2,701,000, which represents the total net assets of IOI. The Company has recorded the transaction to reflect the shares outstanding under the current equity structure. There has been no change in basis under which the assets and liabilities are recorded. Accordingly, except as specifically noted to the contrary, (1) the financial information herein which predates the merger consist of financial information of Original PowerBrief, and (2) all references to the Company refer to Original PowerBrief before the merger and to the combined company after the merger. For purposes of net loss calculations and the notes to interim condensed consolidated financial statements, all shares, options, and warrants issued by Original PowerBrief prior to the merger have been retroactively restated for all periods presented to reflect the exchange ratio. The December 31, 2000 balance sheet of Original PowerBrief has not been retroactively restated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included in the Form 8-K/A as filed with the Securities and Exchange Commission on May 14, 2001.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

NOTE 2 - PREFERRED STOCK OFFERING

In conjunction with the merger on February 27, 2001, the Company, authorized capital stock consisting of (i) 120,000,000 shares of Common Stock, $0.001 par value, and (ii) 20,000,000 shares of Preferred Stock, $0.001 par value. The Preferred Stock may be issued in series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of Common Stock. On March 22, 2001 the Board of Directors designated 5,000,000 of its authorized Preferred Stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"). On March 27, 2001, the Company issued approximately 2,737,000 shares of the Series A Preferred Stock at a price of $1.12 a share, for total consideration of approximately $3,065,000. The Company incurred costs of approximately $235,000 related to the issuance of the Series A Preferred Stock, which has been netted against the gross proceeds on the accompanying consolidated condensed balance sheet. The issuance costs are being amortized over the redemption period of the Series A Preferred Stock of two years, and as such the Company recorded amortization of $29,375 during the first six months of 2001. The shares are currently convertible 10 for 1 into common stock of the Company. The Series A Preferred Stock is immediately convertible into Common Stock at the option of the holder.

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

The Series A Preferred Stock provides for quarterly, cumulative dividends that accrue at $0.0896 per share per annum, subject to certain adjustments, commencing on March 31, 2001. Payment of such dividends shall be in preference and priority to any dividends paid to holders of Common Stock. At the option of the Company such dividends may be paid in shares of Series A Preferred Stock and as such the Company issued additional Series A Preferred Stock of 57,354 during the first six months of 2001.

In the event of liquidation, the holder of each Series A Preferred Stock will be entitled to receive a liquidation payment of $1.12 per share, subject to certain adjustments, plus any accrued but unpaid dividends. The Series A Preferred Stock is convertible into shares of Common Stock at a rate equal to the liquidation payment plus any accrued and unpaid dividends divided by the conversion price for the Series A Preferred Stock that is in effect at the time of the conversion. The initial conversion price is $0.112 per share, subject to certain adjustments.

                                POWERBRIEF, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - PREFERRED STOCK OFFERING (CONTINUED)

A holder of the Series A Preferred Stock can redeem shares of Series A Preferred Stock for $1.12 per share plus all accrued and unpaid dividends on such shares any time after March 26, 2003.


NOTE 3 - NET LOSS PER COMMON SHARE

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock on the first day of the fiscal year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. For the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, basic loss per share and diluted loss per share are the same as the conversion of outstanding stock options, warrants and convertible stock would have an anti-dilutive effect on earnings per share.

Due to the merger being accounted for as a recapitalization, for purposes of determining the weighted average shares outstanding in the net loss per share calculation, the Original PowerBrief preferred shares have been included from the date of purchase reflecting the merger exchange ratio.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NET LOSS PER COMMON SHARE (CONTINUED)

The components of net loss per share are as follows:

                                                 Three Months Ended June 30,                  Six Months Ended June 30,
                                            --------------------------------------     ----------------------------------------
                                                 2001                  2000                  2001                  2000
                                            ----------------     -----------------     ------------------    ------------------
Net Loss                                        $(2,317,285)          $(1,681,354)          $ (4,171,821)         $ (2,365,987)
Beneficial Conversion                                     -                     -             (3,064,899)                    -
Series A Preferred Stock Dividend                   (61,591)                    -                (64,278)                    -
Amortization of Series A
   Preferred Stock Issuance Costs                   (29,375)                    -                (29,375)                    -
                                            ----------------     -----------------     ------------------    ------------------
Loss Applicable to Common
   Shares                                       $(2,408,251)          $(1,681,354)          $ (7,330,373)         $ (2,365,987)
                                            ================     =================     ==================    ==================

Net Loss Applicable to
    Common Shares                                  $  (0.08)             $  (0.08)             $   (0.28)            $   (0.12)
                                            ================     =================     ==================    ==================
Weighted Average Shares
   Outstanding                                   28,427,475            20,595,711             26,541,604            20,139,652
                                            ================     =================     ==================    ==================

NOTE 4 - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information reflects the merger between Original PowerBrief and IOI as if it had occurred on January 1, of the respective years (in thousands).

                                                            Three Months Ended June           Six Months Ended
                                                                      30,                         June 30,
                                                           --------------------------- -------------------------------
                                                              2001           2000                2001            2000
                                                           ------------   ------------     -----------     -----------
Revenue                                                        $    31        $     -         $    35         $     -
                                                           ============   ============     ===========     ===========
Loss from Continuing Operations                                $(2,317)       $(3,160)        $(4,402)        $(4,854)
                                                           ============   ============     ===========     ===========
Net Loss Applicable to Common Shares                           $(2,408)       $(3,903)        $(7,560)        $(6,327)
                                                           ============   ============     ===========     ===========

Net Loss Per Share: Basic and Diluted                          $ (0.08)       $ (0.18)        $ (0.27)        $ (0.30)
                                                           ============   ============     ===========     ===========

Weighted Average Common Shares
   Outstanding                                                  28,427         21,827          28,406          21,401
                                                           ============   ============     ===========     ===========

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -   WARRANTS AND OPTIONS

Prior to Original PowerBrief's merger with IOI, IOI had issued warrants to its Series B Preferred Shareholders ("IOI Series B Warrants") to purchase 1,000,000 shares of Common Stock at $5.55 per share, and warrants to its Common Shareholders ("IOI Series A Warrants") to purchase 2,959,274 shares of Common Stock whose exercise price was to be determined 90 days after the merger. In conjunction with the Merger, New PowerBrief issued PowerBrief Series A Warrants to purchase 534,485 shares of Common Stock and PowerBrief Series B Warrants to purchase between 1,285,445 and 1,498,482 shares of Common Stock to the shareholders and warrant holders of Original PowerBrief as part of the Merger consideration. The exercise price and the number of shares purchasable with the PowerBrief Series B Warrants would be determined upon the exercise price of the IOI and PowerBrief Series A Warrants (collectively the "Series A Warrants") being determined in accordance with the anti-dilution provisions of the PowerBrief Series B Warrants.

Pursuant to the terms of the Series A Warrant agreements the exercise price of the warrants was to be calculated based on 1.25 times the lesser of $1.4815 or the lowest average closing price of the common stock over any consecutive 20-calendar days during the 90 calendar days after February 27, 2001 (the Merger date). The exercise price was determined to be $0.36.

The determination of the exercise price of the Series A Warrants, resulted in the anti-dilution provisions of the IOI Series B Warrants and the PowerBrief Series B Warrants (collectively the "Series B Warrants") to be triggered resulting in an adjusted exercise price per share of $3.82 and an adjusted number of shares purchasable with the IOI Series B Warrants and the PowerBrief Series B Warrants being 1,452,731 and 1,452,731, respectively.

In addition, the issuance of the Series A Preferred Stock in March 2001 triggered the anti-dilution provisions in both the Series A Warrants and the Series B Warrants. As a result, the exercise prices of the Series A and B warrants were adjusted to $0.24 and $1.90 per share respectively. The number of Common Shares purchasable with the Series A and B warrants was adjusted to 5,276,972 and 5,850,660.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -   WARRANTS AND OPTIONS (CONTINUED)

During the first six months of 2001, the Company issued 18,056 of warrants to a consultant for services and 4,330,816 warrants to employees as additional compensation, valued at $13,564 and $6,435,636 respectively. The consultant has subsequently become an officer of the Company. The Company expenses the warrants over their related vesting period, and therefore has recorded $617,849 in expense related to 431,300 warrants during the six months ended June 30, 2001.

In addition, the Company issued options to purchase 7,970,000, 35,942, and 400,000 of common stock at an exercise price of $0.25, $0.01, and $0.37, respectively.

NOTE 6 -   DEFERRED TAX ASSET AND LIABILITY

The Company has deferred tax assets of $15.7 million as of June 30, 2001, primarily related to net operating loss carryforwards that will expire in 2012 through 2020. A valuation allowance of $14.1 million has been recorded against the net deferred tax assets. Due to the merger between IOI and Original PowerBrief, the Company's ability to utilize the net operating losses in the future may be further limited.

NOTE 7 - SALE OF WESTBANK AMBULATORY CARE CENTER

On April 20, 2001, IOI Management Services of Louisiana and Westbank Ambulatory Care Center, LLC, wholly owned subsidiaries of the Company sold the fixed assets, leasehold improvements and inventory used in the operations of the Westbank Ambulatory Care Center (the "Center") for $1.8 million. The Center was the remaining healthcare asset of the discontinued operations of Integrated Orthopaedics, Inc. The remaining liabilities of the Center are reflected as Net Liabilities of Discontinued Operations in the accompanying condensed consolidated balance sheet. The Company incurred costs of $112,000 related to the discontinued operations of the Center during the six months ended June 30, 2001.

                                POWERBRIEF, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

In June 2001, the Company received a letter of a potential claim from one of the former physician practices of IOI. The practice alleges that the Company owed the practice approximately $312,000 in inter-company receivables at the time the practice terminated its management services agreement with a wholly owned subsidiary of IOI. The Company has denied all of the claims and believes that they are without merit.

In the ordinary course of its business, PowerBrief may be subject, from time to time, to claims and legal actions. PowerBrief cannot predict the outcome of any litigation actions that could arise in the future, and PowerBrief cannot give any assurance that any claims and actions will be adequately covered by insurance or that such claims and actions will not have a material adverse effect on PowerBrief's financial conditions, results of operations or liquidity.

PART I

                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

The following section should be read in conjunction with PowerBrief's financial statements and notes thereto included in Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2001. In addition to historical information, this discussion and analysis contains forward-looking statements, as defined in the Private Securities Reform Act of 1995, that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. All forward looking statement should be read in conjunction with the Risk Factors set forth in the Joint Proxy Statement/Prospectus dated December 29, 2000 included in the Registration Statement of IOI filed with the Securities and Exchange Commission on December 8, 2000 on Form S-4/A and in conjunction with the cautionary statements set forth in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.


RESULTS OF OPERATIONS

GENERAL

On September 15, 2000, PowerBrief, Inc., a Delaware corporation ("Original PowerBrief"), signed a merger agreement with Integrated Orthopaedics, Inc. ("IOI"), a Texas corporation and a publicly traded shell company. The merger was effective February 27, 2001 and IOI survived the merger and changed its name to PowerBrief, Inc. ("New PowerBrief" or the "Company") and Original PowerBrief ceased to exist. Following the merger the existing stockholders of Original PowerBrief owned approximately 79.2% of the post merger outstanding Common Stock of New PowerBrief and existing stockholders, warrant holders and option holders of Original PowerBrief owned approximately 71.8% of the outstanding Common Stock of New PowerBrief on a fully diluted basis. As a result of the merger with IOI, the Original PowerBrief and New PowerBrief received combined cash of $2,275,387 (which includes proceeds from the line of credit with IOI) and non-cash net assets of $426,051.

The merger agreement between IOI and Original PowerBrief required that 11.0 million shares of New PowerBrief Common Stock be held in escrow. On the first anniversary of the completion of the merger, or an earlier date designated by New PowerBrief's Board of Directors, the relative ownership percentages of the IOI and Original PowerBrief shareholders, on record as of the merger, were to be adjusted based on the extent Realized Cash as defined in the merger agreement was less than or greater than $5.0 million. The calculation of Realized Cash was completed in the first quarter of 2001 and resulted in approximately 11.0 million shares of New PowerBrief Common Stock being issued to the Original PowerBrief Shareholders. The ownership percentages indicated above reflect the issuance of approximately 11.0 million shares of New PowerBrief Common Stock to the Original PowerBrief shareholders. Except as specifically noted to the contrary, (1) the financial information herein which predates the merger consist of financial information about Original PowerBrief, and (2) all references to the Company refer to Original PowerBrief before the merger and to the combined company after the merger.

On March 27, 2001, the Company issued approximately 2,737,000 shares of the Series A Preferred Stock at a price of $1.12 a share, for total consideration of approximately $3,065,000. The Company incurred costs of approximately $235,000 related to the issuance of the Series A Preferred Stock, which has been netted against the gross proceeds on the accompanying consolidated condensed balance sheet. The shares are convertible 10 for 1 into common stock of the Company. The Series A Preferred Stock is immediately convertible into Common Stock at the option of the holder.

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

In accordance with the Company's Series A Warrant Agreements, the exercise price of the warrants was calculated as $0.36 per share during the second quarter of 2001. The determination of the Series A Warrant exercise price triggered the anti-dilution provision in the Company's Series B Warrants. In addition, the issuance of the Series A Preferred stock triggered the anti-dilution provisions in both the Series A and Series B Warrants. As a result of these two events the exercise price of the Series A and Series B warrants was adjusted to $0.24 and $1.90 per share, respectively. The number of Common Stock purchasable with the Series A and Series B warrants was adjusted to 5,276,972 and 5,850,660.

During the first six months of 2001, the Company issued 18,056 warrants to a consultant for services and 4,330,816 warrants to employees as additional compensation, valued at $13,564 and $6,435,636 respectively. The consultant has subsequently become an officer of the Company. In addition, the Company issued options to purchase 7,970,000, 35,942, and 400,000 of common stock at an exercise price of $0.25, $0.01, and $0.37, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

REVENUE

Revenue increased $31,281 as a result of the commercial availability of its first product in March 2001, resulting in revenue being recorded for the three months ended June 30, 2001 compared to no revenue for the same period in 2000.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs increased $148,937 or 33% from $449,615 for the three months ended June 30, 2000 to $598,552 for the same period in 2001. The $148,937 increase is primarily due to increases of $138,000 for Internet services.

SALES AND MARKETING COSTS

Sales and marketing costs increased from $245,230 for the three months ended June 30, 2000 to $628,954 for the same period in 2001, which represents a $383,724 increase or 156%. These costs increased due to an increase in personnel costs of approximately $126,000, an increase in other compensation of $375,000 related to the issuance of stock options and warrants to employees and a decrease in advertising and marketing costs of approximately $117,000.


GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the three months ended June 30, 2001 increased $66,486, or 7%, from $945,324 in 2000 to $1,011,810 in 2001.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $83,751, or 169%, from $49,563 for the three months ended June 30, 2000 to $133,314 for the same period in 2001. The increase in these expenses is due to an increase in property and equipment of approximately $717,000 from June 30, 2000 to June 30, 2001.

INTEREST INCOME

Interest income for the three months ended June 30, 2001 increased $10,889 from $12,588 in 2000 to $23,477 for the same period in 2001. The increase is due to an increase in the cash available to be invested.

NET LOSS/NET LOSS PER COMMON SHARE

Net loss for the three months ended June 30, 2001 increased by $635,931 to $2,317,285 for the three months ended June 30, 2001 compared to a net loss of $1,681,354 for the same period in 2000.

Net loss per basic and diluted shares was $0.08 for both the three months ended June 30, 2001 and 2000. The $726,897 increase in the net loss applicable to common shares is due to the increase in the net loss of $635,931 attributable to the reasons noted above, a $61,591 dividend on the Series A Preferred Stock and $29,375 of amortization of the Series A Preferred Stock issuance costs. Weighted average shares outstanding increased by 7,831,764 shares, from 20,595,711 shares in June 30, 2000 to 28,427,475 in June 30, 2001. The increase in the weighted average shares outstanding from June 30, 2000 to June 30 2001 is primarily a result of the issuance of approximately 1,102,000 shares of PowerBrief Common Stock subsequent to June 30, 2000, on an as converted basis, and 5,920,548 of the former IOI shares of common stock only being included for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

REVENUE

Revenue increased $35,276 as a result of the commercial availability of its first product in March 2001 resulting in revenue being recorded for the six months ended June 30, 2001, compared to no revenue for the same period in 2000.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs increased $472,916 or 63% from $749,391 for the six months ended June 30, 2000 to $1,222,307 for the same period in 2001. The $472,916 increase is primarily due to increases of approximately $263,000 in personnel costs, and $242,000 for Internet services. The increase in personnel costs is partially due to $108,000 of development compensation being capitalized as software development cost during the six months ended June 30, 2000, whereas during the six months ended June 30, 2001 the Company did not capitalize any development compensation.

SALES AND MARKETING COSTS

Sales and marketing costs increased from $267,304 for the six months ended June 30, 2000 to $901,327 for the same period in 2001, which represents a $634,023 increase. These costs increased due to an increase in personnel costs of approximately $260,000, an a increase in other compensation of $409,000 primarily due to the issuance of stock options and warrants to employees, and a decrease in advertising and marketing costs of approximately $35,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the six months ended June 30, 2001 increased $548,907, or 42%, from $1,292,284 in 2000 to $1,841,191 in 2001. The increase is primarily due to increases of approximately $225,000 in personnel costs, an increase in other compensation of $85,000 due to an increase in warrants and stock options issued, $224,000 in legal and professional fees primarily related to the merger, an increase of $133,000 in insurance costs, $112,000 in costs related to the discontinued operations of IOI, offset by a $242,000 decrease in recruitment fees and a $50,000 decrease in private placement fees.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased $165,905, or 233%, from $71,171 for the six months ended June 30, 2000 to $237,076 for the same period in 2001. The increase in these expenses is due to an increase in property and equipment of approximately $717,000 from June 2000 to June 2001.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2001 increased $34,401 from $5,648 in 2000 to $40,049 for the same period in 2001. The increase is due to the interest on the line of credit with Integrated Orthopaedics, Inc. for the period from January 1, 2001 to February 27, 2001.

NET LOSS/NET LOSS PER COMMON SHARE

Net loss for the six months ended June 30, 2001 increased by $1,805,834 to $4,171,821 for the six months ended June 30, 2001 compared to a net loss of $2,365,987 for the same period in 2000.

Net loss per basic and diluted share increased to $0.28 per share for the six months ended June 30, 2001 compared to $0.12 per share for the same period in 2000. The $4,964,386 increase in the net loss applicable to common shares and the net loss per share is due to the increase in the net loss of $1,805,834 attributable to the reasons noted above, a beneficial conversion dividend of $3,064,899, a $64,278 dividend on the Series A Preferred Stock, and amortization of issuance costs $29,375. Weighted average shares outstanding increased by 6,401,952 shares for the six months ended June 30, 2001 from 20,139,652 shares in June 30, 2000 to 26,541,604 in June 30, 2001. The increase in the weighted average shares outstanding from June 30, 2000 to June 30 2001 is primarily a result of the issuance of approximately 1,102,758 shares of PowerBrief Common Stock during the six months ended June 30, 2000, on an as converted basis, and 5,920,548 of the former IOI shares of common stock only being included for the period from February 27, 2001 (the merger date) to June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2001 was $3,971,221 compared to $1,760,639 for the same period in 2000, an increase of $2,210,582. Net cash provided by investing activities increased $2,212,130 from net cash used in investing activities of $572,929 for the six months ended June 30, 2000 to $1,639,201 of net cash provided by investing activities for the same period in 2001, primarily due to the sale of assets (the Westbank Ambulatory Care Center). Net cash provided by financing activities increased $493,220, from $3,313,772 for the six months ended June 30, 2000 to $3,806,992 for the same period in 2001. The increase in net cash from financing activities is primarily due to $575,387 of cash received in the merger with IOI, and $250,000 of proceeds from the line of credit with IOI.

The Company is a development stage company. The Company cannot be sure that it will be able to achieve profitability or that it can sustain profitability, if achieved. As of June 30, 2001, the Company has generated minimal revenue from sales and has dedicated most of its financial resources to (1) organizational expenses, (2) programming and research and development expenses, (3) general and administrative expenses, and (4) marketing expenses. The Company expects to incur significant operating losses for the next year, primarily due to programming, research and development programs costs, marketing costs and costs associated with the commercialization of products and services.

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

The Company has raised additional capital of approximately $3.1 million during the six months ended June 30, 2001 by selling approximately 2,737,000 shares of Cumulative Convertible

Preferred Stock. The Company sold the remaining healthcare asset of Integrated Orthopaedics, Inc. for $1.8 million effective April 20, 2001.

The Company must raise additional capital in the second half of 2001 to assure that it will have enough cash flow to fund operations and meet existing obligations. If the Company does not raise additional capital during this time it will have a material adverse affect on the business. During the second quarter of 2001, the Company initiated and continues to pursue financing and strategic alternatives to meet its capital needs. However, the Company cannot guarantee that it will be able to raise additional capital as needed nor that such capital can be obtained on acceptable terms in a timely manner.

                                     PART II
                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    The Company held its Annual Meeting of Stockholders on June 5, 2001 for the purpose of considering 1) Proposal 1 - Amending the Articles of Incorporation to change the number of directors constituting the board from seven to five; 2) Proposal 2 - the election of three Directors by the holders of the Company's Common Stock and Series A Preferred Stock to serve until the 2002 Annual Meeting; 3) Proposal 3 - the election of two Directors by the holders of the Company's Series A Preferred Stock to serve until the 2002 Annual Meeting; 4) Proposal 4 - the ratification of the selection of Ernst & Young, LLP as independent accountants to the Company for the fiscal year ending December 31, 2001; and 5) Proposal 5 - approval of the PowerBrief, Inc. 2001 Equity Incentive Plan. The results of the voting for each proposal are as follows:

     PROPOSAL 1:

     The results of the voting for amending the articles of incorporation to change the number of directors from seven to five:


                                               FOR                   AGAINST                  ABSTAINED
                                       --------------------     -------------------    ------------------------
                                           39,428,058                 77,454                        -



     PROPOSAL 2:

                                                              FOR                              WITHHOLD
                                                    ------------------------             ----------------------
     James C. Green                                          39,426,058                             79,454
     Richard V. Bays                                         39,426,058                             79,454
     A. John Knapp                                           39,416,618                             88,894


     PROPOSAL 3:


                                                              FOR                              WITHHOLD
                                                    ------------------------             ----------------------
     Scott. J. Hancock                                       24,847,600                                  -
     C. Daniel Rice                                          24,847,600                                  -

     PROPOSAL 4:

     The results of the voting for ratification of Ernst & Young, LLP as the Company's independent accountant for the fiscal year ending December 31, 2001, were as follows:




                         FOR                          AGAINST                      ABSTAINED
             ----------------------------        -------------------       --------------------------
                     39,470,426                     35,086                             -




     PROPOSAL 5:

     The results of the voting for the approval of the PowerBrief, Inc. 2001 Equity Incentive Plan were as follows:



                         FOR                          AGAINST                      ABSTAINED
             ----------------------------        -------------------       --------------------------
                     38,463,254                    243,737                          798,521


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits:

                  None

         b)   Reports on Form 8-K:

              1. 8-K dated March 27, 2001 filed on April 11, 2001 reporting under Item 1 and 5 the issuance of 2,736,513 shares of Series A Preferred Stock for total consideration of $3,064,900 and the announcement on March 28, 2001 of the issuance of the Series A Preferred Stock.

              2. 8-K dated April 20, 2001 filed on May 7, 2001 reporting under
                 Item 2 and 5 the sale of the Westbank Ambulatory Surgery Center, the announcement on April 24, 2001of the sale of the Westbank Ambulatory Surgery Center, and the announcement on April 17, 2001 that James C. Green would assume the role of Chief Executive Officer and that Ernest D. Rapp would assume the role of Executive Vice President and Treasurer.

              3. 8-K/A dated February 27, 2001 filed on May 14, 2001 reporting under Item 2 amending the Form 8-K filed on February 8, 2001 to include the financial statements of PowerBrief, Inc. and the Pro-forma financial information.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       POWERBRIEF, INC.



Date: August 14, 2001                  By: /s/ Ernest D. Rapp
                                          ------------------------
                                          Ernest D. Rapp
                                          Executive Vice President
                                          Treasurer